Form 10QSB
period 1996-03-31
ALLEGIANT BANCORP INC
filed 1996-05-15
CIK 852642

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                     For the quarter ended March 31, 1996


                       Commission file number:  0-26350


                            ALLEGIANT BANCORP, INC.
            (Exact name of registrant as specified in its charter)


           Missouri                                             43-1519382
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                            7801 Forsyth Boulevard
                              St. Louis, Missouri                  63105
                   (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code:  (314) 726-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On March 31, 1996, the registrant had 1,989,034 outstanding shares of Common Stock, $.01 par value.

ALLEGIANT BANCORP, INC.
FORM 10-QSB

                                         INDEX

                                                                                 Page
                                                                                 ----

PART I.  FINANCIAL INFORMATION


ITEM 1.   Financial Statements

          Balance Sheets - March 31, 1996 and December 31, 1995                    3

          Statements of Income - Three Months Ended March 31, 1996 and 1995        4

          Statements of Cash Flows - Three months ended March 31, 1996 and 1995    5

          Notes to Financial Statements                                            6

ITEM 2.   Management's Discussion and Analysis                                     7


PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                         16

SIGNATURES                                                                        17


PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  ALLEGIANT BANCORP, INC.
  CONSOLIDATED BALANCE SHEETS

                                             March 31,     December 31,
                                               1996           1995
                                            ----------    --------------

                                                   (in thousands)

ASSETS:
- ------
Cash and due from banks                       $ 16,093         $  5,483
Federal funds sold and
    other overnight investments                  3,860           14,200
Investment securities:
    Available for sale (at estimated
      market value)                             20,133           28,000
    Held to maturity (approximate market
      value of $35,186,000 and
      $45,042,000, respectively)                35,330           45,211
Loans                                          193,825          181,544
Less allowance for possible loan losses         (2,257)          (2,130)
                                              --------         --------
Net loans                                      191,568          179,414
Bank premises and equipment                      4,633            4,603
Accrued interest and other assets                2,882            2,684
Cost in excess of fair value of
    net assets acquired                            767              791
                                              --------         --------
Total                                         $275,266         $280,386
                                              ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
- ------------------------------------
Deposits:
    Non-interest bearing                      $ 20,985         $ 21,966
    Interest bearing                           177,233          176,203
    Certificates of deposit of $100,000         28,816           33,140
                                              --------         --------
Total deposits                                 227,034          231,309
                                              --------         --------
Short-term borrowings                           12,664           14,108
Long-term debt                                  19,693           19,719
Accrued expenses and other liabilities           1,500            1,312
                                              --------         --------
Total liabilities                              260,891          266,448
Commitments and contingencies:
Stockholders' equity:
    Common Stock, $.01 par value - shares
    authorized, 7,800,000;
    issued and 1,989,034 outstanding for
    both periods presented                          20               18
    Capital surplus                             11,379           11,369
    Retained earnings                            3,065            2,642
    Net unrealized depreciation on securities
      available for sale                           (89)             (91)
                                              --------         --------
Total stockholders' equity                      14,375           13,938
                                              --------         --------
Total liabilities and stockholders' equity    $275,266         $280,386
                                              ========         ========

    See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended
                                                   March 31,
                                              --------------------
                                                1996       1995
                                              --------    --------
                                       (in thousands, except per share data)

Interest income:
   Interest and fees on loans                $   4,720   $   3,549
   Investment securities                           938         561
   Federal funds sold and overnight
     investments                                    68          39
                                             ---------   ---------
Total interest income                            5,726       4,149
                                             ---------   ---------

Interest expense:
   Interest on deposits                          2,825       1,693
Interest on short-term borrowings                  212         241
   Interest on long-term debt                      388         122
                                             ---------   ---------
Total interest expense                           3,425       2,056
                                              --------   ---------
Net interest income                              2,301       2,093
Provision for possible loan losses                 180         262
                                             ---------   ---------
Net interest income after
   provision for possible loan losses            2,121       1,831
                                             ---------   ---------
Other income:
      Service charges and other fees               174         119
                                             ---------   ---------
Total other income                                 174         119
                                             ---------   ---------

Other expenses:
   Salaries and employee benefits                  805         657
   Operating expenses                              707         794
                                             ---------   ---------
Total other expenses                             1,512       1,451
                                             ---------   ---------

Income before income taxes                         783         499

Provision for income taxes                         313         194
                                             ---------   ---------

Net income                                   $     470   $     305
                                             =========   =========

Per share data:
Primary:
   Average adjusted Common Shares
    outstanding                              2,156,758   1,480,046
   Net income                                $     .22   $     .21

Fully diluted:
   Average adjusted Common Shares
    outstanding                              2,156,758   1,480,046
   Net income                                $     .22   $     .21

   See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              -------------------------
                                                                                1996             1995
                                                                              --------         --------
                                                                                    (in thousands)
OPERATING ACTIVITIES:
- --------------------
    Net income                                                               $   470          $    305
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                          163               119
          Provision for loan losses                                              180               262
          Loan recoveries                                                         37                 3
          Deferred tax provision                                                 (92)              (77)
          Changes in assets and liabilities:
             Accrued interest receivable and
             Other assets                                                       (106)             (670)
             Other liabilities                                                   188               218
                                                                             -------          --------
Cash provided by operating activities                                            840               160
                                                                             -------          --------

INVESTING ACTIVITIES:
- --------------------
    Proceeds from maturities of securities held to maturity                   27,031                50
    Purchase of investment securities held to maturity                       (17,150)          (11,666)
    Proceeds from maturities of securities available for sale                 38,089                --
    Purchase of investments securities available for sale                    (30,224)             (492)
    Loans made to customers, net of repayments                               (12,371)          (28,267)
    Additions to premises and equipment                                         (169)             (126)
                                                                             -------          --------
Cash provided by (used in) investing activities                                5,206           (40,501)
                                                                             -------          --------

FINANCING ACTIVITIES:
- --------------------
    Net (decrease) increase in deposits                                       (4,275)           38,681
    Net proceeds from repurchase agreements                                   (1,444)           (6,292)
    Proceeds from issuance of long-term debt                                      --             9,500
    Retirement of long-term debt                                                 (26)               --
    Proceeds from issuance of Common Stock                                         7                45
    Payment of dividends                                                         (38)              (16)
                                                                             -------          --------
Cash (used in) provided by financing activities                               (5,776)           41,918
                                                                             -------          --------
Net increase in cash and cash equivalents                                        270             1,577
Cash and cash equivalents, beginning of period                                19,683             5,778
                                                                             -------          --------
Cash and cash equivalents, end of period                                     $19,953          $  7,355
                                                                             =======          ========

See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

           The accompanying consolidated financial statements include the accounts of Allegiant Bancorp, Inc. (the "Company") and its subsidiaries, Allegiant Bank, Allegiant State Bank (which was merged into Allegiant Bank on January 27, 1995) (as used herein the "Bank" refers to Allegiant Bank for periods subsequent to such merger and to Allegiant Bank and Allegiant State Bank, collectively, prior to such time) and Allegiant Mortgage Company (the "Mortgage Company"). The financial statements have been prepared in conformity with generally accepted accounting principles and with general practice within the banking industry. Significant intercompany transactions and amounts have been eliminated.

           The consolidated balance sheet at March 31, 1996, the consolidated statements of income for the three months ended March 31, 1996 and 1995 and the consolidated statements of cash flows for three months ended March 31, 1996 and 1995 are unaudited, but, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1996.

2.         EARNINGS PER SHARE

           Primary earnings per share is based on the average number of common shares and common share equivalents outstanding during each quarter with the elimination of interest and dividends paid on the common share equivalents.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

            The Company is a registered bank holding company which owns all of the capital stock of the Bank. The Bank provides personal and commercial banking and related financial services from five locations in the St. Louis Standard Metropolitan Statistical Area ("St. Louis SMSA"), the 16th largest metropolitan area in the United States, and two locations in Northeast Missouri. The Mortgage Company is a wholly-owned subsidiary of the Bank and offers residential loans primarily to customers in the St. Louis market.

            The Company was organized in May 1989 and acquired Allegiant State Bank at that time. The Company acquired Allegiant Bank in 1990. In November 1994, Allegiant Bank acquired the Mortgage Company. Effective January 1995, Allegiant State Bank merged into Allegiant Bank.


FINANCIAL CONDITION

Summary

            Net income for the quarter ended March 31, 1996 was $470,000, an increase of $165,000 or 54% compared to the quarter ended March 31, 1995. On a per share basis, net income increased 6% to $.22 for the three months ended March 31, 1996 from $.21 for the same period in 1995. This lower percentage change per share was due to the increased average number of shares outstanding compared to the corresponding period in the previous year due to the private placement of Common Stock. See "--Capital Management and Resources."

            At March 31, 1996, the Bank's total assets were $275.3 million, a decrease of $5.1 million or 2% from the year ended December 31, 1995. This decrease was primarily attributable to a $17.8 million decrease in investment securities. A substantial portion of these securities were maturing short term securities along with longer term callable securities that were put to the Bank. A substantial portion of this decrease in investment securities was offset by a $12.2 million increase in loans outstanding, which aggregated $193.8 million at March 31, 1996 compared to $181.6 million at December 31, 1995. Cash balances at March 31, 1996 were $16.1 million versus $5.5 million at December 31, 1995. This increase was due to securities maturing over the last weekend in March. This increase is matched by a decrease of $10.3 million in Federal funds sold.

            Corresponding to the decrease in assets for the three months ended March 31, 1996, total liabilities decreased by $5.6 million. A substantial portion of this decrease was represented by a $4.3 million decrease in CD's over $100,000 as well as decreases in both demand accounts and short-term borrowings. The decrease in short-term borrowings was due to a prepayment of an advance from the Federal Home Loan Bank ("FHLB").

Loans

            Loans, the largest component of interest earning assets, increased 7% during the first quarter of 1996. This increase was primarily attributable to an 11% increase in commercial loans, increasing $4.4 million to $45.0 million from $40.5 million at December 31, 1995. The next largest component of this loan growth was in real estate loans, which increased $6.7 million or 5% during the first quarter of 1996.

            The composition of the loan portfolio is summarized as follows:




                  LENDING AND CREDIT MANAGEMENT<F1>


                                               March 31,            December 31,            March 31,
                                                 1996                   1995                   1995
                                       ----------------------  ----------------------- ------------------------
                                                    Percent                  Percent                  Percent
                                                   of Total                 of Total                 of Total
                                          Amount     Loans       Amount       Loans      Amount        Loans
                                       ----------- --------    ----------  ----------  ----------  ------------

                                                                     (in thousands)
Commercial, financial, agricultural
  municipal and industrial
  development                           $ 44,968       23.20%   $ 40,518       22.32%   $ 32,884       21.98%
Real estate construction                   9,222        4.76       8,777        4.83       8,528        5.70

Real estate mortgage
  one-to-four family                      73,305       37.82      71,260       39.25      66,090       44.17
  multi-family                            57,464       29.65      52,795       29.08      35,235       23.55
Consumer and other                         9,035        4.66       8,379        4.62       7,136        4.77
Less unearned income                        (169)       (.09)       (185)      (0.10)       (233)      (0.16)
                                       ---------     -------    --------     -------    --------     -------
Total Loans                              193,825      100.00%    181,544      100.00%   $149,633      100.00%
                                       =========     =======    ========     =======    ========     =======

<F1> The Bank had no outstanding foreign loans at the dates reported.

Investments

            As previously discussed, aggregate investment securities decreased $17.8 million or 24%, at March 31, 1996 compared to December 31, 1995. The most significant decrease occurred in U.S. government agency securities, which decreased $16.3 million from $64.7 million at December 31, 1995, to $48.4 million at March 31, 1996. Of this decrease, $3.5 million was attributable to securities being called and the majority of the remaining amount was due to the maturity of short-term discount notes. The Bank generally invests in these short-term (less than 90 days) discount notes in order to fund new loans and large maturing deposits.

            The book value of the investment securities portfolio is as follows:


                       INVESTMENT SECURITIES PORTFOLIO


                                                      March 31,  December 31,        Dollar      Percent
                                                        1996         1995            Change      Change
                                                      ---------  ------------      ---------     -------
                                                          (in thousands)

United States Treasury securities                     $  3,516     $  5,017          (1,501)     -29.92%
Obligations of United States government agencies        48,439       64,697         (16,258)     -25.13%
Federal Home Loan Bank stock                             2,698        2,645              53        2.00%
States and political subdivisions                          880          930             (50)      -5.38%
   less unrealized loss on securities held
   available for sale                                     (139)        (136)             (3)       2.21%
Other                                                       69           58              11       18.97%
                                                      --------     --------        --------
Total investment securities                           $ 55,463     $ 73,211        ($17,748)     -24.24%
                                                      ========     ========        ========

Deposits

            During the first quarter of 1996, total deposits decreased 2%, or $4.3 million to $227.0 million from $231.3 million at December 31, 1995.
This decrease was principally attributable to a 13% decrease in CD's over $100,000, and a 13% decrease in savings accounts. The decrease in savings accounts was due to the re-pricing of Allegiant Green savings accounts. Management feels most of these customers moved their money to the higher yielding money market accounts within the Bank. Aggregate money market accounts increased $3.7 million, or 7%, mainly due to the deposit promotion tied to the Allegiant Green money market account. The following table summarizes deposit activity:


                        DEPOSIT LIABILITY COMPOSITION


                                   March 31, 1996        December 31, 1995
                               --------------------     --------------------
                                             Percent                Percent
                                             of Total               of Total      Dollar       Percent
                                 Amount      Deposits     Amount    Deposits      Change       Change
                               ----------   ---------   ---------   --------     --------     -------

                                               (in thousands)

Demand deposits                 $  20,985      9.24     $  21,966      9.50%        (981)      -4.47%
Now accounts                        9,023      3.97         9,087      3.93          (64)      -0.70%
Money market accounts              57,564     25.35        53,905     23.30        3,659        6.79%
Savings deposits                    7,707      3.39         8,896      3.85       (1,189)     -13.37%
Certificates of deposit            95,708     42.16        97,460     42.13       (1,752)       -1.80%
Certificates of deposit
   over $100,000                   28,816     12.69        33,140     14.33       (4,324)     -13.05%
IRA certificates                    7,231      3.18         6,855      2.96          376        5.49%
                                ---------    ------     ---------    ------      --------
   Total Deposits               $ 227,034    100.00%    $ 231,309    100.00%     ($4,275)      -1.85%
                                =========    ======     =========    ======      ========


Asset Quality

            Non-performing assets increased to $449,000 at March 31, 1996, an increase of 52% from $318,000 on December 31, 1995. The ratio of non-preforming loans to total loans increased from 0.17% to 0.23%, for the periods ended December 31, 1995 and March 31, 1996 respectively. These increases were consistent with the Company's operations in the ordinary course of business. The following table summarizes, for the periods indicated, activity in the Bank's allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

                       Summary of Loan Loss Experience and Related Information

                                                                 Three Months    Twelve Months     Three Months
                                                                   Ended            Ended             Ended
                                                                  March 31,      December 31,        March 31,
                                                                    1996             1995              1995
                                                                -------------   --------------     ------------

                                                                            (dollars in thousands)

Allowance for possible loan losses
   (beginning of period)                                          $2,130            $1,455             1,455

Loans charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                            (8)             (183)              (20)
   Real estate construction                                           --                --                --
   Real estate mortgage                                              (82)              (82)               --
   Installment and consumer                                           --               (58)               --
   Other loans                                                        --                --                --
                                                                   -----             -----             -----
      Total loans                                                    (90)             (302)              (20)
                                                                   -----             -----             -----

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                        $   35            $   11            $   --
   Real estate construction                                           --                --                --
   Real estate mortgage                                               --                --                --
   Installment and consumer                                            2                10                 3
   Other loans                                                        --                --                --
                                                                   -----             -----             -----
      Total loans                                                     37                21                 3
                                                                   -----             -----             -----

Net loans charged off                                                (53)             (302)              (17)
                                                                   -----             -----             -----
Provision for possible loan losses                                   180               977               262
                                                                   -----             -----             -----
Allowance for possible loan losses (end of period)               $ 2,257            $2,130            $1,700
                                                                 =======            ======            ======

Loans outstanding:
   Average                                                      $189,649          $158,503           134,539
   End of period                                                 193,825           181,544           149,640
Ratio of allowance for loan loss
   to total loans outstanding
      Average                                                       1.19%             1.34%             1.26%
      End of period                                                 1.16%             1.17%             1.14%
Ratio of net charge-offs to average
   loans outstanding                                                0.03%             0.19%             0.01%

Percent of categories to total end of period loans:
   Commercial, financial, agricultural,
      municipal and industrial development                         23.20%            23.32%            21.98%
   Real estate construction                                         4.76%             4.83%             5.70%
   Real estate mortgage                                            37.82%            39.25%            44.17%
   Installment and consumer                                        29.65%            29.08%            23.55%
   Other loans                                                      4.66%             4.62%             4.77%
   Less unearned income                                            -0.09%            -0.10%            -0.16%
                                                                  ------            ------            ------
      Total loans                                                 100.00%           100.00%           100.00%
                                                                  ======            ======            ======

RESULTS OF OPERATIONS

Net Interest Income

            Net interest income before provision for loan losses totaled $2.3 million for the quarter ended March 31, 1996 versus $2.1 million for the same period in 1995, an increase of 10%. This growth in net interest income resulted from the increase in total loans and investment securities outstanding. The Company also attributes a portion of this increase in net interest income to the improved management of the Bank's investment securities portfolio.

            In a falling rate environment, the investment securities portfolio was able to increase 40 basis points in annualized yield, from 5.18% to 5.58%, for the quarters ended March 31, 1995 and 1996, respectively. In comparison, the annualized average yield for total loans decreased 60 basis points in the same period from 10.55% to 9.95%. See "--Distribution of Average Assets, Liabilities and Shareholder's Equity and Interest Rates".

Net Interest Expense

            Interest paid on deposit accounts contribute the largest portion of total expense for the Bank. For the quarter ended March 31, total interest expense was $3.4 million in 1996 and $2.1 million in 1995. This reflected an increase of $1.4 million or 67%. The largest percentage increase in interest expense resulted from an increase in long-term debt outstanding. The average long-term debt outstanding totaled $19.7 million at quarter end 1996 versus $11.6 million at March 31, 1995. This 70% increase was attributable to an increase in FHLB borrowings.

            The next largest component of the increase in interest expense was resultant of the 31% growth in total deposits. Total deposits increased from $173.6 million on March 31, 1995 to $227.0 million on March 31, 1996. The increase in average aggregate balances coupled with an increased annualized interest cost of 53 basis points over the same period in the previous year resulted in the 68% increase in interest paid to depositors.

Net Interest Margin

            Increases in total interest income for the quarter ended March 31, 1996 were offset in part by tightening spreads and increasing cost of funds. As a result of these trends along with the growth in deposits and competitive market pressures, the Company's net interest margin ended the quarter down 57 basis points from 4.41% for the three months ended March 31, 1995 to 3.84% for the corresponding period in 1996. The tightening spreads experienced by the Company are resultant of three factors, (i) a shift toward the portfolioing of one-to-four family adjustable rate mortgages; (ii) an extremely competitive market for retail deposit pricing; and (iii) volatile interest rates.

            The Bank has traded yield for increased security by increasing its portfolio of one-to-four family adjustable rate mortgages. Management prefers to hold one-to-four family adjustable rate mortgage loans due to the lower credit risk associated with this type of loan, as well as the lower interest rate risk resultant of the frequent periodic adjustments of the mortgage coupon payments. When compared to the

Bank's peers in other geographical regions, the St. Louis SMSA is substantially more competitive with respect to consumer deposit pricing. The Company does not foresee a change in this market condition in the near future. The falling interest rate trend experienced for much of the first quarter of 1996 caused the Company's earning assets to re-adjust more quickly than its interest bearing deposits and both long and short-term borrowings.

Provision For Loan Losses

            Consistent with the Bank's written loan policy, a reserve is set aside to offset possible future loan losses. This reserve is provided on a monthly basis at a rate that corresponds to the increase in loans outstanding, along with the current status of the existing loan portfolio. The Bank's total allowance for possible loan loss increased 6% from $2.1 million to $2.3 million on December 31, 1995 and March 31, 1996, respectively. The majority of this increase was due to the provision of
$180,000 to reserve for possible loan losses.   This provision represented a
decrease of $82,000 compared to the corresponding period in 1995. The Company believes that the allowances for possible loan losses at March 31, 1996 were adequate.

Non-interest Income and Expense

            Non-interest income for the first quarter of 1996 was $174,000 compared to $119,000 for the same period in 1995. This increase of $55,000, or 47%, was due to both the increased number of deposit accounts and the increase in service chargeable services offered to the Company's customers. The Company expects that this trend will continue as new products are offered to its customers. New products that the Bank intends to offer in 1996 include: home equity lines of credit, investment annuities, debit cards, free checking, overdraft lines of credit, PC home banking and the Bank plans to enhance its "home page" on the Internet, which began operating in 1995.

            Total non-interest expense increased only $61,000 or 4% to $1.5 million for the three months ended March 31, 1996 from $1.4 million for the corresponding period in 1995. This increase included a 23% increase in salaries and employee benefits and a 11% decrease in other operating expenses. The increase in salary and employee benefits resulted from the addition of 15 full-time equivalent employees over the periods presented. As of March 31, 1996, Allegiant Bank employed 95 full-time equivalent employees compared to 80 full-time equivalent employees at March 31, 1995.

            The decrease in other operating expenses during this period is reflected in the efficiency ratio. The efficiency ratio improved to 61.09% at March 31, 1996, down from 65.60% during the same period in 1995. This improvement was achieved despite the increased expenses of opening the new operations center and the South county branch (which is scheduled to open in May) as compared to only the opening of Clayton in the first quarter of 1995. Additionally, the efficiency ratio for the quarter ended March 31, 1996 improved 3.57% versus the 64.66% level for the twelve months ended December 31, 1995.

            In addition to the Bank's increased efficiency, in 1995, the Federal Deposit Insurance Corporation ("FDIC") announced that deposit insurance premiums would be reduced to the base amount of $2,000 per year. As a result, the Company's deposit insurance premiums expense fell substantially.

            The following table shows the condensed average balance sheets for the periods reported and the average yield for each category used to calculate the net interest margin.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                               Three Months ended March 31,
                                        --------------------------------------------------------------------------
                                                      1996                                      1995
                                        ---------------------------------        ---------------------------------
                                        Average   Int Earned/     Yield/         Average    Int Earned/    Yield/
                                        Balance     Expense      Rate<F1>        Balance      Expense     Rate<F1>
                                        ---------------------------------        ---------------------------------
                                                                       (in thousands)
Assets

Interest-earning assets:
Loans <F1>                              $189,649     $18,876       9.95%          $134,539     $14,196      10.55%
Taxable investment securities             67,242       3,752       5.58%            43,329       2,244       5.18%
Federal Funds sold                         4,935         272       5.51%             2,567         156       6.08%
                                        --------     -------                      --------     -------
   Total interest earning assets         261,826      22,900       8.75%           180,435      16,596       9.20%
                                        --------     -------                      --------     -------

Non-interest-earning assets:
Cash and due from banks                    7,113                                     5,616
Bank Premises and equipment                4,625                                     2,709
Other assets                               3,857                                     2,903
Reserve for possible loan loss            (2,195)                                   (1,515)
                                        --------                                  --------
   Total assets                         $275,226                                  $190,148
                                        ========                                  ========

Liabilities and shareholders' equity

Interest bearing liabilities:
Money Market Accounts                   $ 57,711     $ 2,972       5.15%          $ 15,752     $   572       3.63%
NOW Accounts                               9,115         224       2.46%             8,132         188       2.31%
Savings Deposits                           7,779         280       3.60%             3,898         100       2.57%
Certificates of Deposit                   96,876       5,784       5.97%            87,879       4,748       5.40%
Certificates of Deposit over $100,000     28,735       1,608       5.60%            17,561         948       5.40%
IRA Certificates                           7,005         428       6.11%             4,507         216       4.79%
                                        ---------    -------                      --------     -------
   Total interest bearing deposits       207,221      11,296       5.45%           137,729       6,772       4.92%
                                        --------     -------                      --------     -------

Federal funds purchased, repurchase
   agreements, and other short term
   borrowings                             14,196         848       5.97%            15,340         964       6.28%
L/T borrowings                            19,714         708       6.59%            11,585         900       7.77%
                                        --------     -------                      --------     -------
   Total interest bearing liabilities    241,131      12,852       6.33%           164,654       8,636       6.24%
                                        --------     -------                      --------     -------

Non-interest bearing liabilities:
Demand deposits                           18,234                                    14,711
Other liabilities                          1,679                                     2,141
Shareholders' equity                      14,182                                     8,642
                                        --------                                  --------
   Total liabilities and
   shareholders' equity                 $275,226                                  $190,148
                                        ========                                  ========

   Net interest income                               $10,048                                   $ 7,960
                                                     =======                                   =======

   Net interest margin                                             3.84%                                     4.41%
                                                                  =====                                     =====

- -----------------------------
<F1> Interest on non-accruing loans is not included for purposes of calculating yields which have been annualized.

Net Income

            As a result of the operations for the first quarter of 1996, the Company reported net income of $470,000, compared to net income of $305,000 for first quarter of 1995. As a result of a greater number of outstanding shares because of the private placement of 510,000 shares of Common Stock in June 1995, on a per share basis, net income was $.22 per share for the three months ended March 31, 1996 and $.21 for the corresponding period in 1995, despite substantially increased earnings in the 1996 period.


CAPITAL MANAGEMENT AND RESOURCES

            The analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Bank has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. At this time, the two primary criteria in effect are the risk-based capital guidelines and the minimum capital to total assets or leverage ratio requirement.

            In general the standards require banks and bank holding companies to maintain capital based on "risk adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

            The standards also classify total capital for this risk-based measure into two tiers referred to as Tier 1 and Tier 2. For the Company, Tier 1 capital includes total shareholders' equity less goodwill. Tier 2 capital is comprised of the reserve for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock.

            Bank holding companies are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted assets and a minimum ratio of 4% of qualifying Tier 1 capital to risk-adjusted assets. Capital that qualifies as Tier 2 capital is limited in amount to 100 percent of Tier 1 capital.

            As of March 31, 1996, the Company's risked-based and Tier 1 capital ratios were 8.95% and 4.92%, respectively. Identical capital standards apply to the Bank. As of March 31, 1996, the Bank's risked-based capital and Tier 1 capital ratios were 13.82% and 8.01%, respectively.

            The minimum acceptable ratio of Tier 1 capital to tangible assets, or leverage ratio, has been established by the FRB at 3%. As of March 31, 1996, the Company's leverage ratio was 5.73%.

LIQUIDITY

            The Bank needs to maintain a level of liquidity which will provide a readily available source of funds for new loans and meet loan commitments and other obligations on a timely basis. Historically, the Bank has been loan driven, which means that as loans have increased to between 80% and 95% of deposits, the Bank has taken action to increase the level of core deposits. This action generally involves the use of deposit promotions, paying premium rates coupled with advertising to attract new customers to the Bank. Where possible, the Bank has timed a deposit promotion to coincide with the opening of a new office in order to achieve maximum growth in deposits. It has been the Bank's experience that, over the long-term, the majority of deposits raised through these promotions have remained at the Bank after the promotion is over and so have provided a steadily growing base of core deposits at the Bank. In addition, the steady flow of maturing securities provides a source of liquidity.

            Management anticipates continued loan demand in the Bank's market area as bank consolidation continues and fewer middle market lenders serve the area. In order to maintain the flexibility to fund this growth, the Company intends to strengthen its equity capital position through retained earnings and the issuance of debt and/or equity securities as deemed advisable. In addition, the Company has entered into an agreement with the Federal Home Loan Bank providing the Bank a credit facility secured by the Bank's assets with current availability of $50.0 million of which $ 16.1 million was outstanding as of March 31, 1996. These capital resources will provide the Bank the opportunity to further expand the loan portfolio with the flexibility to increase deposits when conditions best match the Bank's needs and resources.


PART II - OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K

  (a)         Exhibits:

              No. 27     Financial Data Schedule

  (b)         Reports on Form 8-K

              None

                                  SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALLEGIANT BANCORP, INC.
                                              (Registrant)



May 13, 1996                              By:  /s/ Shaun R. Hayes
                                             ----------------------------------
                                              Shaun R. Hayes, President and
                                              Principal Accounting Officer