Form 10QSB
period 1996-06-30
ALLEGIANT BANCORP INC
filed 1996-08-14
CIK 852642

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


           Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


                     For the quarter ended June 30, 1996


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 13, 1996, the registrant had 1,995,792 outstanding shares of Common Stock, $.01 par value.

ALLEGIANT BANCORP, INC.
FORM 10-QSB

                                           INDEX

                                                                                       Page
                                                                                       ----

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Balance Sheets - June 30, 1996 and December 31, 1995                           3

          Statements of Income - Three Months Ended June 30, 1996 and 1995
            and Six Months Ended June 30, 1996 and 1995                                  4

          Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995             5

          Notes to Financial Statements                                                  6

ITEM 2.   Management's Discussion and Analysis                                           7


PART II. OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders                            20

ITEM 6.  Exhibits and Reports on Form 8-K                                               20

SIGNATURES                                                                              21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS                                   (unaudited)
                                                                June 30,                    December 31,
                                                                  1996                          1995
                                                              -----------                   ------------
                                                            (in thousands, except share and per share data)
ASSETS:
- ------
Cash and due from banks                                         $  6,856                      $  5,483
Federal funds sold and
   other overnight investments                                         0                        14,200
Investment securities:
   Available for sale (at estimated
     market value)                                                21,269                        28,000
   Held to maturity (approximate market
     value of $35,186,000 and
     $45,042,000, respectively)                                   35,531                        45,211
Loans                                                            222,805                       181,544
Less allowance for possible loan losses                           (2,290)                       (2,130)
                                                                --------                      --------
Net loans                                                        220,515                       179,414
Bank premises and equipment                                        4,717                         4,603
Accrued interest and other assets                                  3,012                         2,906
Cost in excess of fair value of
   net assets acquired                                               521                           569
                                                                --------                      --------
Total                                                           $292,421                      $280,386
                                                                ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
- ------------------------------------
Deposits:
   Non-interest bearing                                         $ 22,229                      $ 21,966
   Interest bearing                                              184,744                       176,203
   Certificates of deposit of $100,000 or more                    30,506                        33,140
                                                                --------                      --------
Total deposits                                                   237,479                       231,309
                                                                --------                      --------
Short-term borrowings                                             22,557                        14,108
Long-term debt                                                    16,680                        19,719
Accrued expenses and other liabilities                             1,017                         1,312
                                                                --------                      --------
Total liabilities                                                277,733                       266,448
Commitments and contingencies
Stockholders' equity:
   Common Stock, $.01 par value - shares
      authorized, 7,800,000; issued and outstanding,
      1,995,792 and 1,989,034, respectively                           20                            18
   Capital surplus                                                11,380                        11,369
   Retained earnings                                               3,442                         2,642
   Net unrealized depreciation on securities
     available for sale                                             (154)                          (91)
                                                                --------                      --------
Total stockholders' equity                                        14,688                        13,938
                                                                --------                      --------
Total liabilities and stockholders' equity                      $292,421                      $280,386
                                                                ========                      ========

   See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                            Three Months                    Six Months
                                                           Ended June 30,                 Ended June 30,
                                                      -------------------------     -------------------------
                                                         1996           1995           1996           1995
                                                      ----------     ----------     ----------     ----------
                                                         (in thousands except share and per share amounts)
Interest Income:
   Interest and fees on loans                         $    4,878     $    4,083     $    9,598     $    7,632
   Investment securities                                     804            890          1,742          1,451
   Federal funds sold and
   overnight investments                                      49             38            117             77
                                                      ----------     ----------     ----------     ----------
Total interest income                                      5,731          5,011         11,457          9,160
                                                      ----------     ----------     ----------     ----------

Interest Expense:
   Interest on deposits                                    2,749          2,335          5,574          4,028
   Interest on short-term debt                               221            476            433            717
   Interest on long-term debt                                360            176            748            298
                                                      ----------     ----------     ----------     ----------
Total interest expense                                     3,330          2,987          6,755          5,043
                                                      ----------     ----------     ----------     ----------
Net interest income                                        2,401          2,024          4,702          4,117

Provision for possible loan losses                           251            245            431            507
                                                      ----------     ----------     ----------     ----------
Net interest income after
   provision for possible loan losses                      2,150          1,779          4,271          3,610
                                                      ----------     ----------     ----------     ----------

Other Income:
   Service charges and other fees                            218            133            392            252
   Net gain on sale of securities                             17             --             17             --
                                                      ----------     ----------     ----------     ----------
Total other income                                           235            133            409            252
                                                      ----------     ----------     ----------     ----------
Other Expenses:
   Salaries and employee benefits                            783            624          1,588          1,281
   Operating expenses                                        924            765          1,631          1,559
                                                      ----------     ----------     ----------     ----------
Total other expenses                                       1,707          1,389          3,219          2,840
                                                      ----------     ----------     ----------     ----------

Income before income taxes                                   678            523          1,461          1,022
Provision for income taxes                                   253            209            566            403
                                                      ----------     ----------     ----------     ----------
Net income                                            $      425     $      314     $      895     $      619
                                                      ==========     ==========     ==========     ==========

Primary earnings per share:
   Average common shares outstanding                   2,156,936      1,807,998      2,155,810      1,644,022
   Net income                                         $      .20     $      .17     $      .42     $      .38

Fully diluted earnings per share:
   Average common shares outstanding                   2,156,936      1,807,998      2,155,810      1,644,022
   Net income                                         $      .20     $      .17     $      .42     $      .38

   See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(unaudited)
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               -----------------------
                                                                                 1996           1995
                                                                               --------       --------
                                                                                    (in thousands)

OPERATING ACTIVITIES:
- --------------------
   Net income                                                                  $    895       $    619
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                              348            187
         Provision for loan losses                                                  431            507
         Loan recoveries                                                             52              3
         Net gain on sale of securities                                             (17)            --
         Changes in assets and liabilities:
            Accrued interest receivable and
               other assets                                                        (106)        (1,082)
               other liabilities                                                   (288)           (40)
                                                                               --------       --------
Cash provided by operating activities                                             1,315            194
                                                                               --------       --------

INVESTING ACTIVITIES:
- --------------------
   Proceeds from maturities of securities held to maturity                       35,871         29,619
   Purchase of investment securities held to maturity                           (26,191)       (30,059)
   Proceeds from maturities of securities available for sale                     42,255             --
   Proceeds from sales of securities available for sale                           1,763             --
   Purchase of investments securities available for sale                        (37,334)          (405)
   Loans made to customers, net of repayments                                   (41,584)       (47,484)
   Additions to premises and equipment                                             (414)          (294)
                                                                               --------       --------
Cash used in investing activities                                               (25,634)       (48,623)
                                                                               --------       --------

FINANCING ACTIVITIES:
- --------------------
   Net increase in deposits                                                       6,170         48,636
   Net increase (decrease) in short-term debt                                     8,449         (2,502)
   Repayment of long-term debt                                                   (3,039)        (7,535)
   Proceeds from issuance of long-term debt                                          --         16,650
   Proceeds from issuance of Common Stock                                            --          4,380
   Payment of dividends                                                             (88)           (42)
                                                                               --------       --------
Cash provided by financing activities                                            11,492         59,587
                                                                               --------       --------
Net (decrease) increase in cash and cash equivalents                            (12,827)        11,158
Cash and cash equivalents, beginning of period                                   19,683          5,778
                                                                               --------       --------
Cash and cash equivalents, end of period                                       $  6,856       $ 16,936
                                                                               ========       ========

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

    The consolidated balance sheet at June 30, 1996, the consolidated statements of income for the three and six months ended June 30, 1996 and 1995, respectively, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, respectively, are unaudited, but, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1996.

2.  EARNINGS PER SHARE

    Primary earnings per share is based on the average number of common shares and common share equivalents outstanding during each quarter with the elimination of interest and dividends paid on the common share equivalents.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    The Company is a bank holding company which owns all of the capital stock of Allegiant Bank. The Bank provides personal and commercial banking and related financial services from six locations in the St. Louis Standard Metropolitan Statistical Area ("St. Louis SMSA"), the 16th largest metropolitan area in the United States, and two locations in Northeast Missouri. The Mortgage Company is a wholly-owned subsidiary of the Bank and offers residential loans primarily to customers in the St. Louis market.

    The Company was organized in May 1989 and acquired Allegiant State Bank at that time. The Company acquired Allegiant Bank in 1990. In November 1994, Allegiant Bank acquired the Mortgage Company. Effective January 1995, Allegiant State Bank merged into Allegiant Bank.

RESULTS OF OPERATIONS

Net Income

    For the second quarter of 1996, the Company reported net income of $425,000, compared to net income of $314,000 for the second quarter of 1995. This increase of $111,000 represented a 35% increase. On a per share basis, net income was $.20 for the three months ended June 30, 1996 and $.17 for the corresponding quarter of 1995, an increase of 18%, despite the 35% increase in net income for the 1996 period. This lower percentage growth on a per share basis was due to increased weighted average shares outstanding resulting from the private placement of 510,000 shares of Common Stock in June 1995.

    For the six-month period ended June 30, 1996, the Company reported earnings of $895,000, compared to $619,000 for the period ended June 30, 1995, an increase of $276,000, or 45%. On a per share basis, net income increased $.04, from $.38 in the 1995 period to $.42 for the six months ended June 30, 1996. This 11% increase was achieved despite the 31% increase in weighted average common shares outstanding from 1,644,000 to 2,155,810 during the respective periods.

Net Interest Income

      Net interest income before provision for loan losses for the three months ended June 30, 1996 was $2.4 million, an increase of $377,000, or 19%, from $2.0 million for the corresponding quarter in 1995. This increase was largely due to an increase in interest and fees earned on loans which increased $795,000 from $4.1 million at June 30, 1995 to $4.9 million on June 30, 1996. Total interest income for the three-month period ended June 30, 1996 was $5.7 million, which represented a 14% or $720,000 increase compared to $5.0 million for the three months ended June 30, 1995.

    Interest expense for the three months ended June 30, 1996 totaled $3.3 million compared to $3.0 million for the three months ended June 30, 1995, an increase of $343,000 or 11%. Interest paid on deposits increased 18%, from $2.3 million for the three months ended June 30, 1995 to $2.7 million for the same period in 1996. Partially offsetting this increase in interest paid to depositors was a decrease in interest expense on total borrowings which decreased $71,000 from $652,000 for the quarter ended June 30, 1995 to $581,000 in the second quarter on 1996.

    For the six-month period ended June 30, 1996, net interest income before provision for loan losses increased 14% to $4.7 million from $4.1 million at June 30, 1995. This growth was attributable to the 25% increase in total interest income, which increased from $9.2 million for the first six months of 1995 to $11.5 million for the same period in 1996. The largest segment of this growth in interest income was due to the $2.0 million increase in interest and fees earned on loans. For the six months ended
June 30, 1995, interest and fees earned on loans totaled $7.6 million compared to $9.6 million earned in the corresponding period in 1996. The largest percentage increase in total interest income occurred in interest earned on federal funds sold, which increased 52% from $77,000 for the six months ended June 30, 1995 to $117,000 for the corresponding period at June 30, 1996.

    Total interest expense for the six months ended June 30, 1996 increased 34% to $6.8 million compared to total interest expense of $5.0 million for the corresponding period of 1995. Interest paid to depositors increased 38%, from $4.0 million at June 30, 1995 to $5.6 million at June 30, 1996. Interest paid on short-term borrowings decreased 40% from $717,000 to $433,000 for the year-to-date periods of 1995 and 1996, respectively, while interest paid on long-term borrowings increased 151% from $298,000 during the year-to-date period of 1995 to $748,000 for the 1996 period.

Net Interest Margin

    Increases in total interest income for the quarter and six-month period ended June 30, 1996 were offset in part by tightening spreads and increasing cost of funds. As a result of these trends, along with the growth in deposits and competitive market pressures, the Company's net interest margin for the first six months of 1996 decreased 51 basis points from 4.08% for the six months ended June 30, 1995 to 3.57% for the corresponding period in 1996. The tightening spreads experienced by the Company resulted from four factors: (i) a shift in interest rates; (ii) an extremely competitive market for retail deposit pricing; (iii) an increased concentration in the portfolio of one-to four-family adjustable rate mortgages; and (iv) increases in total borrowings outstanding.

    The Bank has sought to manage its credit risk by increasing its portfolio of one-to four-family adjustable rate mortgages. Management prefers to hold one-to four-family adjustable rate mortgage loans due to the lower credit risk generally associated with this type of loan, as well as the lower interest rate risk resultant of the frequent periodic adjustments of the mortgage coupon payments. Along with the reduced credit risk and interest rate protection, the Bank also has observed a lower level of the non-preforming loans associated with one-to four-family mortgages compared the Bank's portfolio of loans as a whole. Given these attributes of lower risk, the Bank has accepted a lower average yield compared to loans with a higher level of risk.
The Bank anticipates the continued addition of one-to four-family loans in the Bank's investment loan portfolio.

    For the six months ended June 30, 1996, the annualized yield on total average loans outstanding was 9.77% compared to 10.44% for the six-month period ended June 30, 1995. This lower yield reflected several movements in the prime lending rate, which has decreased from 9.00% on June 30, 1995 to 8.25% on June 30, 1996. The majority of the Bank's commercial loans have repriced in response to this decrease in interest rates. In addition to lower interest rates, the Bank has increased its holdings of one-to four-family mortgage loans, which tend to yield less than commercial or consumer loans. The Bank has chosen to absorb this decrease in yield in an effort to establish relationship banking with these new retail customers by offering a complete line of consumer banking products.

    One such product is Bank's new Home Equity Credit Line ("HECL") which was introduced in the second quarter of 1996. As of June 30, 1996, the Bank had exceeded expectations in both commitments and balances outstanding with commitments of $8.4 million in HECL's and $2.6 million in balances outstanding. These loans are tied to the prime lending rate and were originated at a special low introductory rate, which will subsequently reprice in the first quarter of 1997, thus providing some relief to tightening pressures on the net interest margin in 1997.

    When compared to the Bank's peers in other geographical regions, the St. Louis SMSA is substantially more competitive with respect to consumer deposit pricing. The Company does not foresee a change in this market condition in the near future. In addition to the competitive deposit market, the Bank ran a successful money market deposit promotion in the fourth quarter of 1995 which resulted in the largest increase in yield for interest paid to depositors. For the six months ended June 30, 1996 the yield on money market accounts increased to 5.01%, from 3.56% for the six months ended June 30, 1995. This increase resulted from the higher yields paid in order to attract deposits in an extremely competitive market. Subsequently, the Bank has lowered by 75 basis points the interest rate paid on the highest tier for the Allegiant Green money market accounts, allowing the new rate to fall within market averages. This adjustment was intended to help alleviate the pressures on the net interest margin in the third and fourth quarters of 1996.

    The Bank increased its holdings of short-term debt in anticipation of the future opening of an additional branch. The Bank opened its eighth branch in May 1996 in South Saint Louis County. As this branch becomes fully operational, the anticipated increase in the deposit base will fund the planned retirement of a substantial portion of the short-term debt.

    The following tables show the condensed average balance sheets for the periods reported and the average yield for each category used to calculate the net interest margin:

               DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                         Six Months Ended June 30,
                                                  -----------------------------------------------------------------------
                                                                1996                                  1995
                                                  ---------------------------------      --------------------------------
                                                  Average   Int Earned/     Yield/       Average   Int Earned/    Yield/
                                                  Balance     Expense      Rate<F1>      Balance     Expense     Rate<F1>
                                                  ---------------------------------      --------------------------------
                                                                           (dollars in thousands)
Assets:

Interest-earning assets:
Loans<F1>                                        $196,571     $19,196       9.77%       $146,160     $15,262      10.44%
Taxable investment securities                      62,724       3,484       5.55%         52,891       2,902       5.49%
Federal funds sold                                  4,236         234       5.52%          2,601         154       5.92%
                                                 --------     -------       ----        --------     -------      -----
   Total interest earning assets                  263,531      22,914       8.69%        201,652      18,318       9.08%
                                                 --------     -------       ----        --------     -------      -----

Non-interest-earning assets:
Cash and due from banks                             6,829                                  5,741
Bank premises and equipment                         4,669                                  2,729
Other assets                                        3,850                                  3,881
Allowance for possible loan losses                 (2,188)                                (1,641)
                                                 --------                               --------
   Total assets                                  $276,691                               $212,362
                                                 ========                               ========

Liabilities and stockholders' equity:

Interest bearing liabilities:
Money market accounts                            $ 58,358     $ 2,926       5.01%       $ 14,164     $   504       3.56%
NOW accounts                                        9,359         226       2.41%          8,240         190       2.31%
Savings deposits                                    7,474         256       3.43%          4,957         158       3.19%
Certificates of deposit                            96,299       5,712       5.93%         93,001       5,264       5.66%
Certificates of deposit over $100,000              28,795       1,592       5.53%         30,464       1,650       5.42%
I R A certificates                                  7,242         438       6.05%          5,319         288       5.41%
                                                 --------     -------       ----        --------     -------      -----
      Total interest bearing deposits             207,527      11,150       5.37%        156,145       8,054       5.16%
                                                 --------     -------       ----        --------     -------      -----

Federal funds purchased, repurchase
   agreements, and other short-term
   borrowings                                      14,941         866       5.80%         12,609         760       6.03%
Long-term borrowings                               18,944       1,496       7.90%         15,706       1,272       8.10%
                                                 --------     -------       ----        --------     -------      -----
   Total interest bearing liabilities             241,412      13,512       5.60%        184,460      10,086       5.47%
                                                 --------     -------       ----        --------     -------      -----

Non-interest bearing liabilities:
Demand deposits                                    19,357                                 16,486
Other liabilities                                   1,578                                  1,708
Stockholders' equity                               14,344                                  9,708
                                                 --------                               --------
   Total liabilities and
      stockholders' equity                       $276,691                               $212,362
                                                 ========                               ========

   Net interest income                                        $ 9,402                                $ 8,232
                                                              =======                                =======

   Net interest margin                                                      3.57%                                  4.08%
                                                                            ====                                  =====

- -------------------------
<F1> Interest on non-accruing loans is not included for purposes of calculating yields which have been annualized.

Provision for Loan Losses

            Consistent with the Bank's written loan policy, an allowance is recognized to provide for possible future loan losses. This reserve is provided for on a monthly basis at a rate determined by management based upon its review of the loan portfolio. For the quarter ended June 30, 1996, the Bank provided $251,000 to the loan loss reserve, compared to $245,000 for the corresponding quarter in 1995. This provision represented an increase of 2% compared to the second quarter in 1995. For the six-month period ended June 30, 1996, the provision for loan losses was $431,000 compared to $507,000 for the six months ended June 30, 1995, a decrease of 15% or $76,000.

            The relatively small percentage increase for the recently completed quarter and the decrease in the provision for six months ended
June 30, 1996 was due to the risk weighting process associated with changes in the portfolio mix, which reflected an increase in the amount of one-to four-family mortgage loans. The relatively lower levels of credit risk associated the one-to four-family mortgages resulted in the lower provision for loan losses in the period presented. See "--Asset Quality." Additionally, the Bank intends to securitize a block of FNMA eligible loans into one or more securities in the third quarter of 1996.

Non-interest Income and Expense

            Non-interest income for the second quarter of 1996 was $235,000 compared to $133,000 for the second quarter of 1995. This increase of $102,000, or 77%, was due to both the increased number of deposit accounts and the increase in service chargeable products offered to the Company's customers. The Company has engaged in a cost improvement program which includes a revamping of the Bank's fee structure. Management expects continued growth in non-interest income as new products are developed and offered to the Bank's customers along with the implementation of new policies formulated as a result of the cost improvement program. Also included in this increase in non-interest income is $17,000 in net gains from the sale of securities.

            For the six months ended June 30, 1996, non-interest income was $409,000, an increase of $157,000 from $252,000 for the corresponding period of 1995. This 62% increase was attributable to increased service charges stemming from an expanded product base and an increase in service chargeable deposits. Newly adopted service charge policies, previously mentioned, also played a key role in the growth in non-interest income.

            For the quarter ended June 30, 1996, total non-interest expense increased $318,000 or 23% to $1.7 million from $1.4 million for the quarter ended June 30, 1995. This increase included a 25% increase in salaries and employee benefits and a 21% increase in other operating expenses. The increase in salary and employee benefits resulted from a change in the employee mix. Full-time support staff positions were reduced while management level employees were hired to increase efficiency and expand the Company's market coverage. In addition, experienced customer service representatives were hired to operate the new South County branch. This change in the personnel profile was reflected in the increased costs associated with salaries and employee benefits despite showing only a modest increase in the number of full-time employees. As of June 30, 1996, Allegiant Bank employed 92 full-time equivalent employees compared to 87 full-time equivalent employees at June 30, 1995. A large portion of the increase in other operating expenses resulted from the costs associated with the purchase of equipment and supplies needed for the opening of the South County branch, which opened in May.

            In the second quarter of 1996 the efficiency ratio increased slightly to 64.76% for the quarter ended June 30, 1996, from 64.39% during the second quarter 1995. The Company attributes a substantial portion of this increase to the operational costs associated with the opening of the new South County branch, despite the increased efficiency resulting from the cost improvement program undertaken in the first half of 1996. Management expects this trend to continue as new cost efficiencies are identified and implemented. In addition to the Bank's increased efficiency, in 1995, the Federal Deposit Insurance Corporation ("FDIC") announced that deposit insurance premiums would be reduced from $.23 per $100 to the base amount of $2,000 per year. As a result, the Company's deposit insurance premiums expense decreased $143,000 in the first half of 1996.

            For the six months ended June 30, 1996, total non-interest expense increased to $3.2 million from $2.8 million at June 30, 1995. This increase of $379,000 or 13% was due to a 24% increase in salaries and other employee benefits and a 5% increase in other operating expenses. The additional costs incurred for salaries and employee benefits was due to the previously mentioned change in the employee mix. The increase in operating expenses directly reflected addition of the South County branch.

            The decrease during the first six months of 1996 in other operating expenses, less construction and equipment costs for the new branch, was reflected in the efficiency ratio. The efficiency ratio improved to 62.98% for the six months ended June 30, 1996, from 65.00% during the corresponding period in 1995. The Company attributes a substantial portion of these efficiency gains to the cost improvement program that it has currently undertaken. Management anticipates future improvement in this area.

FINANCIAL CONDITION

            At June 30 , 1996, the Bank's total assets were $292.4 million, an increase of $12.0 million or 4% from December 31, 1995. This increase was primarily attributable to a $41.3 million increase in loans outstanding. A substantial portion of these loans were in the form of one-to four-family and other real estate mortgages. Fed funds sold decreased 100% during the six months ended June 30, 1996, from $14.2 million at December 31, 1995. This decrease was due to the increased loan production. Investment securities decreased 22% ($16.4 million) from $73.2 million at December 31, 1995 to $56.8 million at June 30, 1996. This decrease was mainly attributable to the maturity of short-term securities, temporally purchased to maximize the spread to fed funds. The proceeds from these maturities were used to fund the slight deposit run off resulting from the second quarter repricing of the deposit promotion offered in the fourth quarter of 1995 and the increased loan growth experienced in the first half of 1996.

Loans

            Loans, the largest component of interest earning assets, increased 23% during the first six months of 1996. This increase was attributable to an 78% increase in consumer loans, a 26% increase in commercial loans and a 19% increase in real estate loans. The growth in consumer loans was attributable to improved marketing and management along with the introduction of the new HECL product. In the first year of production, 112 loans have been originated with $8.4 million committed and $2.6 million in balances outstanding. Performance in this area has exceeded Management's expectations. These loans were offered at a low introductory rate and will reprice in the first quarter of 1997.

            The increase in commercial loans was largely due to marketing efforts of the Bank's commercial loan team, strengthened by the addition of personnel from competing banks in the area. Many of these loan officers were able to bring business relationships with them. Commercial loans increased $10.7 million, from $40.5 million on December 31, 1996 to $51.2 million on June 30, 1996. The majority of these loans are tied to Allegiant's Corporate Market rate (which moves with the prime lending rate) and tend to be the Bank's most profitable loans.

            Real estate loans increased $23.7 million during the fist six months of 1996 ending the quarter at $147.8 million compared to $124.1 million at December 31, 1995. The majority of this increase was in one-to four-family mortgages which tend to be lower risk in nature. This increased production includes approximately $6.2 million in conforming FNMA loans, which could be used as an additional source of liquidity. The Mortgage Company was the key contributor to this increase in mortgage loan production, posting a record six month period with $31.4 million in loans originated. The Company expects this trend to continue as the Mortgage Company increases its market share while benefitting from a strengthened economy.

            The composition of the loan portfolio is summarized as follows:

                               LENDING AND CREDIT MANAGEMENT<F1>

                                               June 30,             December 31,            June 30,
                                                 1996                  1995                   1995
                                         --------------------   --------------------   --------------------
                                                     Percent                Percent                Percent
                                                    of Total               of Total               of Total
                                          Amount      Loans      Amount      Loans      Amount      Loans
                                         --------  ----------   --------  ----------   --------  ----------
                                                                (dollars in thousands)

Commercial, financial, agricultural
   municipal and industrial
   development                         $  51,198       22.98%  $  40,518      22.32%   $ 36,594       21.67%
Real estate construction                   9,091        4.08       8,777       4.83       8,852        5.24
Real estate mortgage
   one-to four-family                     85,593       38.42      71,260      39.25      73,250       43.39
   multi-family                           62,194       27.91      52,795      29.08      41,750       24.73
Consumer and other                        14,884        6.68       8,379       4.62       8,612        5.10
Less unearned income                        (155)       (.07)       (185)     (0.10)       (221)      (0.13)
                                       ---------      ------   ---------     ------    --------      ------
Total loans                            $ 222,805      100.00%  $ 181,544     100.00%   $168,837      100.00%
                                       =========      ======   =========     ======    ========      ======

- ---------
<F1> The Bank had no outstanding foreign loans at the dates reported.

Investments

            Investment securities decreased $16.4 million in the first six months of 1996, from $73.2 million at December 31, 1995 to $56.8 million at June 30, 1996. A substantial portion of this decrease was due to the maturity of short-term investments used to fund the increased loan growth. The Bank generally invests in these short-term (less than 90 days) discount notes in order to maximize yield versus simply investing the funds in the overnight fed funds market. Some longer term securities were called away from the Bank as well due to the relative decrease in interest rates during the first quarter of 1996. The Bank will continue to target a laddered investment strategy, purchasing a mix of fixed rate U.S. treasury and agency issues as well as callable agency securities.

            The book value of investment securities and the maturities and yield information on the investment portfolio is as follows:


                        INVESTMENT SECURITIES PORTFOLIO

                                                      June 30,    December 31,
                                                        1996          1995
                                                     ----------  -------------
                                                          (in thousands)
United States Treasury securities                   $    8,932    $    5,017
Obligations of United States government agencies        44,211        64,697
Federal Home Loan Bank stock                             2,698         2,645
States and political subdivisions                        1,124           930
   less unrealized loss on securities held
   available for sale                                     (234)         (136)
Other                                                       69            58
                                                    ----------    ----------
Total investment securities                         $   56,800    $   73,211
                                                    ==========    ==========

ASSET QUALITY

            The Bank's total allowance for possible loan loss increased 8% from $2.1 million on December 31, 1995 to $2.3 million on June 30, 1996. The majority of this increase was due to the provision of $431,000 to the reserve for possible loan losses during the first six months of 1996. The reserve for loan loss is budgeted by using a risk weighting system based upon the different risk categories of loans. This process has adjusted for the increased aggregate levels of one-to four-family mortgage loans, which tend to be associated with lower levels of credit risk.

            The allowance for loan loss to total loans decreased to 1.03% at June 30, 1996 from 1.17% at December 30, 1995. This level takes into account the planned securitization of one-to four-family mortgages that should be packaged into one or more MBS in the third quarter of 1996. The Company believes that the allowance for possible loan losses at June 30, 1996 was adequate. See "--Provision for Loan Losses."

            Non-performing assets increased to $638,000 at June 30, 1996, an increase of $330,000 from $308,000 on December 31, 1995. The ratio of non-preforming loans to total loans increased from 0.17% to 0.29%, for the periods ended December 31, 1995 and June 30, 1996 respectively. This increase in non-preforming loans was attributable to loans originated to one real estate developer. Management believes that the problem assets associated with this developer will be liquidated in the third quarter of 1996 and a special reserve has been recorded for the potential losses associated with these loans. Management believes that the Bank is adequately reserved for these specific problem loans and that the increase in non-performing loans is an isolated occurrence.

            Loans charged off during the first six months of 1996 were $323,000 compared to $40,000 in the corresponding period of 1995. This increase includes a large charge off associated with the specific real estate loans discussed in the previous paragraph. Total recoveries for the six months ended June 30, 1996 were $52,000 compared to $3,000 in the corresponding period in 1995.

            The following table summarizes, for the periods indicated, activity in the Bank's allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

                    SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION--ALLOCATION
                                     OF THE ALLOWANCE FOR LOAN LOSSES

                                                         June 30,        December 31,        June 30,
                                                           1996              1995              1995
                                                        ---------        ------------       ----------
                                                                  (dollars in thousands)

Allowance for possible loan losses
   (beginning of period)                                  $2,130            $1,455            $1,455

Loans charged off:
   Commercial, financial, agricultural,
       municipal and industrial development                  (41)             (183)              (20)
   Real estate construction                                 (277)               --                --
   Real estate mortgage                                       --               (82)               --
   Installment and consumer                                   (5)              (58)              (20)
   Other loans                                                --                --                --
                                                          ------            ------            ------
       Total loans                                        $ (323)           $ (323)           $  (40)
                                                          ------            ------            ------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
       municipal and industrial development               $   47            $   11            $   --
   Real estate construction                                    3                --                --
   Real estate mortgage                                       --                --                --
   Installment and consumer                                    2                10                 3
   Other loans                                                --                --                --
                                                          ------            ------            ------
       Total loans                                            52                21                 3
                                                          ------            ------            ------

Net loans charged off                                      ( 271)             (302)              (37)
                                                          ------            ------            ------
Provision for possible loan losses                           431               977               507
                                                          ------            ------            ------
Allowance for possible loan losses (end of period)        $2,290            $2,130            $1,925
                                                          ======            ======            ======

Loans outstanding:
   Average                                              $196,571          $158,503          $144,518
   End of period                                         222,805           181,544           168,837
Ratio of allowance for loan loss
   to total loans outstanding:
       Average                                              1.16%             1.34%             1.33%
       End of period                                        1.03%             1.17%             1.14%
Ratio of net charge-offs to average
   loans outstanding                                        0.14%             0.19%             0.03%

Percent of categories to total end of period loans:
   Commercial, financial, agricultural,
       municipal and industrial development                22.98%            22.32%            21.67%
   Real estate construction                                 4.08%             4.83%             5.24%
   Real estate mortgage, one-to four-family                38.42%            39.25%            43.39%
   Real estate mortgage, other real estate                 27.91%            29.08%            24.73%
   Consumer and other                                       6.68%             4.62%             5.10%
   Less unearned income                                    -0.07%            -0.10%            -0.13%
                                                          ------            ------            ------
       Total loans                                        100.00%           100.00%           100.00%
                                                          ======            ======            ======

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

            Corresponding to the increase in assets for the six months ended June 30, 1996, total liabilities increased by $12.0 million. A substantial portion of this increase was represented by a $8.4 million increase in short-term borrowings from the Federal Home Loan Bank ("FHLB"). A portion of this increase was due to a reclassification of longer-term advances which will now mature within one year and as such was classified as short term.

Deposits

             During the first six months of 1996, total deposits increased 3%, or $6.1 million to $237.5 million from $231.3 million at December 31, 1995. This increase was principally attributable to a 15% increase in money market accounts and a 1% increase in certificates of deposit. Offsetting these increases was a 23% decrease in savings accounts, most of which was due to the re-pricing of Allegiant Green savings accounts. The majority of these funds was moved to the higher yielding money market accounts within the Bank. The Bank also experienced a 8% decrease in certificates of deposit over $100,000, from $33.1 million at December 31, 1995 to $30.5 million on June 30, 1996.

            The Bank anticipates deposit growth will increase in the third and fourth quarters as the South County branch attracts new depositors. In addition to the new branch, the Bank plans to continue offering new products in its effort to increase core deposits and attract long-term banking relationships. In 1996, the bank began offering the following new products: the Allegiant Bank debit card, the previously discussed HECL and free checking. The Bank has committed to the development of innovative products and marketing strategies and plans to utilize the Internet through its home page as well as exploring all aspects of electronic banking. The following table summarizes deposit activity:

                                           DEPOSIT LIABILITY COMPOSITION

                                       June 30,                   December 31,
                                         1996                         1995
                                 -------------------           -------------------
                                             Percent                       Percent
                                            of Total                      of Total            Dollar     Percent
                                  Amount    Deposits            Amount    Deposits            Change      Change
                                 --------   --------           --------   --------           --------   ---------
                                                             (dollars in thousands)

Demand deposits                 $ 22,229        9.36%         $ 21,966        9.50%         $    263        1.20%
NOW accounts                       9,696        4.08             9,087        3.93               609        6.70
Money market accounts             62,084       26.13            53,905       23.30             8,179       15.17
Savings deposits                   6,828        2.88             8,896        3.85            (2,068)     (23.25)
Certificates of deposit           98,498       41.48            97,460       42.13             1,038        1.07
Certificates of deposit
   over $100,000                  30,506       12.85            33,140       14.33            (2,634)      (7.95)
IRA certificates                   7,638        3.22             6,855        2.96               783       11.42
                                --------      ------          --------      ------          --------     -------
   Total Deposits               $237,479      100.00%         $231,309      100.00%         $  6,170        2.67%
                                ========      ======          ========      ======          ========     =======


            The Bank needs to maintain a level of liquidity which will provide a readily available source of funds for new loans and meet loan commitments and other obligations on a timely basis. Historically, the Bank has been loan driven, which means that as loans have increased to between 90% and 95% of deposits, the Bank has taken action to increase the level of core deposits. This action generally involves the use of deposit promotions, paying premium rates coupled with advertising to attract new customers to the Bank. Where possible, the Bank has timed a deposit promotion to coincide with the opening of a new branch in order to achieve maximum growth in deposits. It has been the Bank's experience that the majority of deposits raised through these promotions have remained at the Bank after the promotion is over and so have provided a steadily growing base of core deposits at the Bank. In addition, the steady flow of maturing securities provides a source of liquidity. The Bank's loan to deposit ratio at June 30, 1996 was 94%.

            Management anticipates continued loan demand in the Bank's market area as bank consolidation continues and fewer middle market lenders serve the area. In order to maintain the flexibility to fund this growth, the Company intends to strengthen its equity capital position through retained earnings and the issuance of debt and/or equity securities as deemed advisable. In addition, the Company has entered into an agreement with the FHLB providing the Bank a credit facility secured by the Bank's assets with current availability of $46 million of which $25 million was outstanding as of June 30, 1996. These capital resources will provide the Bank the opportunity to further expand the loan portfolio with the flexibility to increase deposits when conditions best match the Bank's needs and resources.

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

            The standards also classify total capital for this risk-based measure into two tiers referred to as Tier 1 and Tier 2. For the Company, Tier 1 capital includes total stockholders' equity less goodwill. Tier 2 capital is comprised of the reserve for loan and lease losses (within certain limits), perpetual preferred stock not included in Tier 1, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock.

            Bank holding companies are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted assets and a minimum ratio of 4% of qualifying Tier 1 capital to risk-adjusted assets. Capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital.

            As of June 30, 1996, the Company's risked-based and Tier 1 capital ratios were 8.26% and 7.12%, respectively. Identical capital standards apply to the Bank. As of June 30, 1996, the Bank's risked-based capital and Tier 1 capital ratios were 12.57% and 11.42%, respectively.

            The minimum acceptable ratio of Tier 1 capital to tangible assets, or leverage ratio, has been established by the FRB at 4%. As of June 30, 1996, the Company's leverage ratio was 5.08%.

PART II - OTHER INFORMATION

  ITEM 4.  Submission of Matters to a Vote of Security Holders

              The Company held its Annual Meeting of Shareholders on May 15, 1996, at which the Company's Shareholders elected three directors to serve for a term of three years and voted upon approval of the Allegiant Bancorp, Inc. 1996 Stock Option Plan and the Allegiant Bancorp, Inc. Directors Stock Option Plan.

              At the Company's Annual Meeting of Shareholders, Charles E. Polk, Leland B. Curtis and Shaun R. Hayes were elected to serve as directors for a term of three years with each receiving 1,221,400 votes for and 134,814 votes against. The Company's other directors are Marvin S. Wool, Kevin R. Farrell, C. Virginia Kirkpatrick, Lee S. Wielansky, Leon A. Felman and John T. Straub.

              The Company's shareholders also approved the Allegiant Bancorp, Inc. 1996 Stock Option Plan (with 1,210,650 votes for, 139,954 votes against and 5,610 votes abstaining) and Allegiant Bancorp, Inc. Directors Stock Option Plan (with 1,200,706 votes for, 145,954 votes against and 8,754 votes abstaining). No other matters were submitted to the Company's shareholders for a vote.

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



                                          ALLEGIANT BANCORP, INC.
                                              (Registrant)



August 14, 1996                           By:  /s/ Shaun R. Hayes
                                            ----------------------
                                              Shaun R. Hayes, President and
                                              Principal Accounting Officer