Form 10QSB
period 1996-09-30
ALLEGIANT BANCORP INC
filed 1996-11-05
CIK 852642

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


           Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                   For the quarter ended September 30, 1996


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

On October 31, 1996, the registrant had 1,996,522 outstanding shares of Common Stock, $.01 par value.

ALLEGIANT BANCORP, INC.
FORM 10-QSB

                                            INDEX

                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION


ITEM 1.    Financial Statements

           Balance Sheets - September 30, 1996 and December 31, 1995                    3

           Statements of Income - Three Months Ended September 30, 1996 and 1995
                 and Nine Months Ended September 30, 1996 and 1995                      4

           Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1995     5

           Notes to Financial Statements                                                6

ITEM 2.    Management's Discussion and Analysis                                         7


PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                              23

SIGNATURES                                                                             24

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  ALLEGIANT BANCORP, INC.
  CONSOLIDATED BALANCE SHEETS
                                                                           (unaudited)
                                                                          September 30,   December 31,
                                                                               1996           1995
                                                                          -------------   ------------
                                                                 (in thousands, except share and per share data)
ASSETS:
------
Cash and due from banks                                                     $  6,528        $  5,483
Federal funds sold and
   other overnight investments                                                 1,550          14,200
Investment securities:
   Available for sale (at estimated
      market value)                                                           22,605          28,000
   Held to maturity (approximate market
      value of $39,397 in 1996 and
      $45,042 in 1995, respectively)                                          39,703          45,211
Loans                                                                        274,260         181,544
Less allowance for possible loan losses                                       (2,724)         (2,130)
                                                                            --------        --------
Net loans                                                                    271,536         179,414
Bank premises and equipment                                                    4,691           4,603
Accrued interest and other assets                                              4,084           2,906
Cost in excess of fair value of
   net assets acquired                                                           507             569
                                                                            --------        --------
Total                                                                       $351,204        $280,386
                                                                            ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Deposits:
   Non-interest bearing                                                     $ 25,386        $ 21,966
   Interest bearing                                                          197,948         176,203
   Certificates of deposit of $100,000 or more                                44,539          33,140
                                                                            --------        --------
Total deposits                                                               267,873         231,309
                                                                            --------        --------
Short-term borrowings                                                         51,060          14,108
Long-term debt                                                                15,580          19,719
Accrued expenses and other liabilities                                         1,381           1,312
                                                                            --------        --------
Total liabilities                                                            335,894         266,448

Shareholders' equity:
   Common Stock, $.01 par value - shares
      authorized, 7,800,000; issued and outstanding,
      1,996,522 and 1,989,034, respectively                                       20              18
   Capital surplus                                                            11,453          11,369
   Retained earnings                                                           3,899           2,642
   Net unrealized depreciation on securities
      available for sale                                                         (62)            (91)
                                                                            --------        --------
Total shareholders' equity                                                    15,310          13,938
                                                                            --------        --------
Total liabilities and shareholders' equity                                  $351,204        $280,386
                                                                            ========        ========

   See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                              Three Months            Nine Months
                                                                           Ended September 30,     Ended September 30,
                                                                          ----------------------  ----------------------
                                                                             1996        1995       1996        1995
                                                                          ----------  ----------  ----------  ----------
                                                                        (in thousands, except share and per share amounts)
Interest Income:
   Interest and fees on loans                                             $    6,048  $    4,127  $   15,646  $   11,759
   Investment securities                                                         838         704       2,580       2,155
   Federal funds sold and
      overnight investments                                                        4          43         121         120
                                                                          ----------  ----------  ----------  ----------
Total interest income                                                          6,890       4,874      18,347      14,034
                                                                          ----------  ----------  ----------  ----------

Interest Expense:
   Interest on deposits                                                        3,035       2,372       8,609       6,400
   Interest on short-term debt                                                   514         142         947         522
   Interest on long-term debt                                                    335         393       1,083       1,028
                                                                          ----------  ----------  ----------  ----------
Total interest expense                                                         3,884       2,907      10,639       7,950
                                                                          ----------  ----------  ----------  ----------
Net interest income                                                            3,006       1,967       7,708       6,084

Provision for possible loan losses                                               519         210         950         717
                                                                          ----------  ----------  ----------  ----------
Net interest income after
   provision for possible loan losses                                          2,487       1,757       6,758       5,367
                                                                          ----------  ----------  ----------  ----------

Other Income:
   Service charges and other fees                                                291         245         683         497
   Net gain on sale of securities                                                 32          --          49          --
                                                                          ----------  ----------  ----------  ----------
Total other income                                                               323         245         732         497
                                                                          ----------  ----------  ----------  ----------
Other Expenses:
   Salaries and employee benefits                                                811         723       2,399       2,004
   Operating expenses                                                          1,152         631       2,783       2,190
                                                                          ----------  ----------  ----------  ----------
Total other expenses                                                           1,963       1,354       5,182       4,194
                                                                          ----------  ----------  ----------  ----------

Income before income taxes                                                       847         648       2,308       1,670
Provision for income taxes                                                       339         260         905         663
                                                                          ----------  ----------  ----------  ----------
Net income                                                                $      508  $      388  $    1,403  $    1,007
                                                                          ==========  ==========  ==========  ==========

Earnings per share:
   Average adjusted common
      shares outstanding                                                   2,144,244   2,044,409   2,152,646   1,739,126
   Net income                                                             $      .24  $      .19  $      .65  $      .58

      See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(unaudited)
                                                                             Nine Months Ended
                                                                               September  30,
                                                                            --------------------
                                                                              1996        1995
                                                                            --------    --------
                                                                               (in thousands)
OPERATING ACTIVITIES:
--------------------
   Net income                                                               $  1,403    $  1,007
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                              513         244
      Provision for loan losses                                                  950         717
      Loan recoveries                                                             54          10
      Net gain (loss) on sale of securities                                      (49)          4
      Changes in assets and liabilities:
        Accrued interest and other assets                                     (1,178)     (1,180)
        Accrued expenses and other liabilities                                   130         (29)
                                                                            --------    --------
Cash provided by operating activities                                          1,823         773
                                                                            --------    --------

INVESTING ACTIVITIES:
--------------------
   Proceeds from maturities of securities held to maturity                    36,923      41,519
   Purchase of investment securities held to maturity                        (31,415)    (54,970)
   Proceeds from maturities of securities available for sale                  42,415          --
   Proceeds from sales of securities available for sale                        2,085         988
   Purchase of investments securities available for sale                     (39,014)     (2,428)
   Loans made to customers, net of repayments                                (93,126)    (45,753)
   Additions to premises and equipment                                          (539)       (755)
                                                                            --------    --------
Cash used in investing activities                                            (82,671)    (61,399)
                                                                            --------    --------

FINANCING ACTIVITIES:
--------------------
   Net increase in deposits                                                   36,564      54,126
   Net increase (decrease) in short-term debt                                 32,852      (8,767)
   Repayment of long-term debt                                                   (39)     (1,200)
   Proceeds from issuance of long-term debt                                       --      19,315
   Proceeds from issuance of Common Stock                                          4       4,337
   Payment of dividends                                                         (138)        (78)
                                                                            --------    --------
Cash provided by financing activities                                         69,243      67,733
                                                                            --------    --------
Net (decrease) increase in cash and cash equivalents                         (11,605)      7,107
Cash and cash equivalents, beginning of period                                19,683       5,778
                                                                            --------    --------
Cash and cash equivalents, end of period                                    $  8,078    $ 12,885
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

            The consolidated balance sheet at September 30, 1996, the consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, respectively, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, respectively, are unaudited, but, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1996.

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

RESULTS OF OPERATIONS

NET INCOME

            Increases in net income for the third quarter and year-to-date periods resulted primarily from growth in net interest income due to continuing expansion of interest bearing assets. For the third quarter of 1996, the Company reported net income of $508,000, compared to net income of $388,000 for the third quarter of 1995. This increase of $120,000 represented a 31% improvement. On a per share basis, net income was $.24 for the three months ended September 30, 1996 and $.19 for the corresponding quarter of 1995, an increase of 26%.

            For the nine-month period ended September 30, 1996, the Company reported earnings of $1.4 million, compared to $1.0 million, for the period ended September 30, 1995, an increase of $396,000, or 39%. However, on a per share basis, net income increased only 12%, from $.58 for the year-to-date period in 1995 to $.65 for the comparable period in 1996, due to the 24% increase in average adjusted common shares outstanding. This increase from 1.7 million shares for the nine months ended September 30, 1995 to 2.1 million shares for the corresponding period in 1996, was the result of the private placement of 510,000 shares of Common Stock in June 1995.

Net Interest Income

            Net interest income before provision for loan losses for the three months ended September 30, 1996 was $3.0 million, an increase of $1.0 million, or 53%, from $2.0 million for the corresponding quarter in 1995. This improvement was largely due to an increase in interest and fees earned on loans which increased $1.9 million from $4.1 million at September 30, 1995 to $6.1 million on September 30, 1996. Interest earned on federal funds sold decreased 91%, from $43,000 for the third quarter of 1995 to $4,000 for the same period in 1996 due to the Bank's increased overnight borrowing during the period. Total interest income for the three-month period ended September 30, 1996 was $6.9 million, which represented a 41% or $2.0 million increase compared to $4.9 million for the three months ended September 30, 1995.

            Interest expense in the third quarter of 1996 totaled $3.9 million compared to $2.9 million for the three months ended September 30, 1995, an increase of $977,000 or 34%. Interest paid on deposits increased 28%, from $2.4 million for the three months ended September 30, 1995 to $3.0 million for the same period in 1996. The largest portion of this increase was attributable to a $581,000 increase in interest paid on money market accounts and a $126,000 increase in interest paid on certificates of deposit of over $100,000. The substantial increase in money market account interest was due to the $40.9 million increase in money market accounts outstanding, which ended the third quarter of 1996 at $60.8 million compared to $19.9 million at September 30, 1995.

            Expenditures for short-term borrowings increased $372,000, from $142,000 to $514,000 for the three months ended September 30, 1995 and 1996, respectively. This increase was due to the Bank's utilization of Federal
Home Loan Bank ("FHLB") short-term advances to fund new loan growth, as opposed to solely relying on funds generated from deposit promotions, which require paying above market rates. See "--Net Interest Margin" and "--Liquidity and Capital Resource Management." Payments made on long-term debt decreased $58,000, from $393,000 for the third quarter of 1995 to $335,000 in the same period in 1996. This decrease was mainly due to the reclassification of a portion of the debt from long term to short term, as the FHLB advances mature within twelve months after September 30, 1996.

            For the nine-month period ended September 30, 1996, net interest income before provision for loan losses increased 27% to $7.7 million from $6.1 million at September 30, 1995. This growth was attributable to the 31% increase in total interest income, which advanced from $14.0 million for the first nine months of 1995 to $18.4 million for the same period in 1996. The largest segment of this growth in interest income was due to the $3.9 million increase in interest and fees earned on loans. For the nine months ended September 30, 1996, interest and fees earned on loans totaled $15.7 million compared to $11.8 million earned in the corresponding period in 1995. Another factor leading to the improved interest income, was the increase in interest earned on investment securities, which rose 20% from $2.2 million for the nine-month period ended September 30, 1995, to $2.6 million for the corresponding period in 1996. This improved performance is attributable to the addition of higher yielding securities, funded by maturing securities which had lower coupons.

            Total interest expense for the nine months ended September 30, 1996 was $10.6 million, a 34% increase over the total interest expense of $8.0 million for the corresponding period in 1995. Interest paid to depositors increased 35%, from $6.4 million at September 30, 1995 to $8.6 million at September 30, 1996. This increase was a result of greater deposit volume. Total average interest bearing accounts outstanding for the nine months ended September 30, 1996 was $214.9 million compared to average balances of $160.4 million for the corresponding period in 1995. Interest paid on short-term borrowings increased 81% from $522,000 to $947,000 for the year-to-date periods of 1995 and 1996, respectively, and interest paid on long-term borrowings increased 5% from $1.0 million during the first nine months of 1995 to $1.1 million for the same period in 1996. The increased expense for short-term borrowings was a result of additional FHLB advances outstanding during the period.

Net Interest Margin

            Increases in total interest income for the quarter and nine-month periods ended September 30, 1996 were offset in part by tightening spreads and increasing cost of funds. As a result of these trends, along with the growth in deposits and competitive market pressures, the Company's net interest margin for the first nine months of 1996 decreased 22 basis points from 3.90% for the nine months ended September 30, 1995 to 3.68% for the corresponding period in 1996. The tightening spreads experienced by the Company resulted principally from four factors: (i) an increased concentration in the portfolio of one- to four-family adjustable rate mortgages; (ii) an extremely competitive market for retail deposits; (iii) a shift in interest rates; and (iv) increases in total borrowings outstanding.

            The largest component of net income is attributable to interest earned on the Bank's loan portfolio. For the nine months ended September 30, 1996, the annualized yield on total average loans outstanding was 9.70% compared to 10.20% for the nine-month period ended September 30, 1995. This lower yield reflected two downward adjustments in the prime lending rate, which has decreased from 8.75% on September 30, 1995 to 8.25% on September 30, 1996. The majority of the Bank's commercial loans have repriced in response to this decrease in interest rates. In addition to lower interest rates, the Bank's spreads have decreased due to its increased holdings of one- to four-family mortgage loans, which tend to yield less than commercial or consumer loans. The Bank has chosen to absorb this decrease in yield to improve its management of credit risk by increasing its portfolio of one- to four-family adjustable rate mortgages.

            Management prefers to originate one- to four-family adjustable rate mortgage loans due to the lower credit risk generally associated with this type of loan, as well as the lower exposure to interest rate risk due to the frequent periodic adjustments of the mortgage coupon payments. Along with the reduced credit risk and interest rate protection, the Bank also has observed a lower level of the non-preforming loans associated with one- to four-family mortgages compared to the Bank's portfolio of loans as a whole. Given these attributes of lower risk, the Bank has accepted a lower average yield compared to loans with a higher level of risk. The Bank anticipates the continued addition of one- to four-family loans in the Bank's loan portfolio mix.

            Additionally, the origination of one-to four family adjustable rate mortgages allows the Bank to establish relationship banking with these new retail customers by offering a complete line of consumer banking products. One such product is the Bank's new Home Equity Credit Line ("HECL") which was introduced in the second quarter of 1996. As of September 30, 1996, the Bank had exceeded management's expectations in both commitments and balances outstanding with commitments of $8.0 million in HECLs and $4.7 million in balances outstanding. These loans are tied to the prime lending rate and were originated at a special low introductory rate, which will subsequently reprice in the first quarter of 1997.

            The annualized yield paid for interest bearing deposits and both long and short-term debt was 5.56% for the nine months ended September 30, 1996. This represented a decrease of 3 basis points when compared to the corresponding period in 1995, reflecting increased reliance on FHLB borrowings which were a more cost-effective funding source than retail deposits during the period. The slight decrease in rates paid on liabilities relative to the larger 22 basis point decrease for total interest earning assets was largely attributable to the highly competitive market for retail deposits. When compared to the Bank's peers in other geographical regions, the St. Louis SMSA is substantially more competitive with respect to consumer deposit pricing. The Company does not foresee a change in this market condition in the near future.

            In addition to the competitive deposit market, the Bank ran a successful money market deposit promotion in the fourth quarter of 1995 and the first half of 1996. From time to time, the Bank has selectively run deposit promotions, such as the one described above, in order to augment its funding and liquidity needs. For the nine months ended September 30, 1996 the yield on money market accounts increased to 4.93%, from 3.75% for the nine months ended September 30, 1995. This 118 basis point increase resulted from the higher yield paid in order to attract deposits in the extremely competitive market. This rate was guaranteed for an initial six-month period and subsequently, on May 1, 1996, the Bank has lowered the interest rate paid on the highest tier for the Allegiant Green money market accounts, allowing the new rate to fall to market averages. This adjustment was intended to help alleviate the pressures on the net interest margin in the third and fourth quarters of 1996.

            In order to avoid running additional deposit promotions, the Bank increased its short-term debt as an alternative to paying above market averages for retail deposits. One bank in the St. Louis SMSA chose to run a one year certificate of deposit promotion to yield 6.20% in the third quarter of 1996, whereas the Bank chose to borrow $10 million of shorter-term funds from the FHLB at a blended cost of 5.80%. The strategy allows the Bank to access funds, with minimal administrative costs and without increasing the cost of its existing deposit base, which occurs when lower cost deposits mature and subsequently reprice at the higher special rate.

            The Bank has also utilized these alternative funding sources in anticipation of the planned opening of an additional branch in first quarter of 1997, as well as a temporary source of funding until the Bank's two recently opened branches can attract increased levels of core deposits, which cost less than promotional monies. The Bank opened its seventh and eighth branches in November 1995 (West St. Louis County) and in May 1996 (South St. Louis County), respectively. The Company expects that as these new branches mature, their core deposit base should fund the planned retirement of a substantial portion of the short-term debt.

            The following tables show the condensed average balance sheets for the periods reported and the average yield for each category used to calculate the net interest margin:

                      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                            Nine Months Ended September 30,
                                                    -----------------------------------------------------------------------------
                                                                   1996                                      1995
                                                    ------------------------------------      -----------------------------------
                                                    Average    Int Earned/     Yield/         Average    Int Earned/    Yield/
                                                    Balance      Expense    Rate<F1><F2>      Balance      Expense   Rate<F1><F2>
                                                    ------------------------------------      -----------------------------------
                                                                                (dollars in thousands)
Assets:

Interest-earning assets:
Loans<F1>                                           $215,124     $15,646       9.70%          $153,761     $11,759      10.20%
Taxable investment securities                         61,011       2,580       5.64%            51,586       2,155       5.57%
Federal funds sold                                     2,924         121       5.52%             2,757         120       5.80%
                                                    --------     -------                      --------     -------
    Total interest earning assets                    279,059      18,347       8.77%           208,104      14,034       8.99%
                                                    --------     -------                      --------     -------

Non-interest-earning assets:
Cash and due from banks                                6,287                                     5,516
Bank premises and equipment                            4,691                                     2,792
Other assets                                           3,872                                     3,660
Allowance for possible loan losses                    (2,253)                                   (1,755)
                                                    --------                                  --------
    Total assets                                    $291,656                                  $218,317
                                                    ========                                  ========
Liabilities and shareholders' equity:

Interest bearing liabilities:
Money market accounts                               $ 59,607     $ 2,205       4.93%          $ 14,690     $   413       3.75%
NOW accounts                                           9,638         174       2.41%             8,184         144       2.35%
Savings deposits                                       7,204         178       3.29%             5,994         163       3.63%
Certificates of deposit                               98,524       4,379       5.93%            96,070       4,199       5.83%
Certificates of deposit over $100,000                 32,471       1,335       5.48%            29,702       1,238       5.56%
IRA certificates                                       7,435         338       6.06%             5,759         243       5.63%
                                                    --------     -------                      --------     -------
    Total interest bearing deposits                  214,879       8,609       5.34%           160,399       6,400       5.32%
                                                    --------     -------                      --------     -------

Federal funds purchased, repurchase
    agreements, and other short-term
    borrowings                                        22,322         947       5.66%            12,468         522       5.58%
Long-term borrowings                                  18,180       1,083       7.94%            16,812       1,028       8.15%
                                                    --------     -------                      --------     -------
    Total interest bearing liabilities               255,381      10,640       5.56%           189,679       7,950       5.59%
                                                    --------     -------                      --------     -------

Non-interest bearing liabilities:
Demand deposits                                       20,161                                    16,310
Other liabilities                                      1,508                                     1,650
Shareholders' equity                                  14,606                                    10,678
                                                    --------                                  --------
    Total liabilities and
      shareholders' equity                          $291,656                                  $218,317
                                                    ========                                  ========
    Net interest income                                          $ 7,708                                   $ 6,084
                                                                 =======                                   =======

    Net interest margin                                                        3.68%                                     3.90%

---------------
<F1>Interest on non-accruing loans is not included for purposes of calculating yields which have been annualized.
<F2>All yields are annualized


Provision for Loan Losses

            Consistent with the Bank's loan policy, an allowance is recognized to provide for possible future loan losses. This reserve is provided for on a monthly basis at a rate determined by management based upon its review of the loan portfolio. For the quarter ended September 30, 1996, the Bank provided $519,000 to the loan loss reserve, compared to $210,000 for the corresponding quarter in 1995. Total charge-offs for the third quarter of 1996 were $88,000 compared to $78,000 for the same period in 1995. This amount includes a $64,000 charge off associated with one specific real estate developer.

            For the nine-month period ended September 30, 1996, the provision for loan losses was $950,000 compared to $717,000 for the nine months ended September 30, 1995, an increase of 33% or $233,000. These large percentage increases in the provision for possible loan losses for both the three month and year-to-date periods, reflect the large increases in total loans outstanding for the periods presented. Loans charged off during the first nine months of 1996 were $410,000 compared to $118,000 in the corresponding period of 1995. This increase includes a $164,000 charge off associated with the above described real estate developer. Total recoveries for the nine months ended September 30, 1996 were $54,000 compared to $10,000 in the corresponding period in 1995.

            The following table summarizes, for the periods indicated, activity in the Bank's allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

                        SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                               Nine months ended
                                                                                  September 30,
                                                                            --------------------------
                                                                              1996              1995
                                                                            --------          --------
                                                                              (dollars in thousands)
Allowance for possible loan losses
    (beginning of period)                                                   $  2,130          $  1,455

Loans charged off:

    Real estate:
      construction                                                               (64)               --
      secured by 1-4 family residential properties                              (172)               --
      secured by nonfarm nonresidential properties                              (105)               --
    Installment                                                                  (13)              (48)
    Credit cards and related plans                                                --                --
    Commercial and all other loans                                               (56)              (70)
    Lease financing receivables                                                   --                --
                                                                            --------          --------
      Total loans                                                           $   (410)         $   (118)
                                                                            --------          --------

Recoveries of loans previously charged off:

    Real estate:
      construction                                                                --                --
      secured by 1-4 family residential properties                                 3                --
      secured by nonfarm nonresidential properties                                --                --
    Installment                                                                    7                10
    Credit cards and related plans                                                --                --
    Commercial and all other loans                                                44                --
    Lease financing receivables                                                  --                 --
                                                                            --------          --------
      Total loans                                                                 54                10
                                                                            --------          --------

Net loans charged off                                                           (356)             (108)
                                                                            --------          --------
Provision for possible loan losses                                               950               717
                                                                            --------          --------
Allowance for possible loan losses (end of period)                          $  2,724          $  2,064
                                                                            ========          ========

Loans outstanding:
    Average                                                                 $215,123          $153,979
    End of period                                                            274,260           167,028
Ratio of allowance for loan losses to total loans outstanding:
    Average                                                                     1.27%             1.34%
    End of period                                                               1.00%             1.24%
Ratio of net charge-offs to average
    loans outstanding                                                           0.17%             0.07%


Non-interest Income and Expense

            Non-interest income for the third quarter of 1996 was $323,000 compared to $245,000 for the third quarter of 1995. This increase of $78,000, or 32%, was due to both the increased number of deposit accounts and the expanded base of service chargeable products offered to the Company's customers. The Company has engaged in a cost improvement program which includes a revamping of the Bank's fee structure. The largest improvement attributable to the cost improvement program involved fees charged on overdrafts, which was estimated to increase non-interest income by $74,000, on an annual basis for 1996. Other improvements stem from improved cash management, increases in charges for customer check supplies and an increase in installment loan fees. Management expects continued growth in non-interest income as new products are developed and offered to the Bank's customers. These factors led to similar performance for the nine-month periods presented, in which non-interest income increased 47% from $497,000 to $732,000 for the nine months ended September 30, 1995 and 1996, respectively. Net gains on the sale of securities contributed $32,000 to the increase in non-interest income for the quarter ended and $49,000 for the nine months ended September 30, 1996.

            For the quarter ended September 30, 1996, total non-interest expense was $2.0 million, compared to $1.4 million for the quarter ended September 30, 1995, an increase of 45%. This amount included an 83% increase in other operating expenses and a 12% increase in salaries and employee benefits. A large portion of the increase in other operating expenses was directly related to the operation of the Des Peres and South County branches, as well as increases in the depreciation of bank premises and equipment. The remainder of the increase was attributable to expenditures for telephone, supplies, accounting fees and business development. Management believes that these increases are a result of the Bank's growth and represent the increase in regular business activities.

            The increase in salary and employee benefits resulted from a change in the employee mix. Full-time support staff positions were reduced while management level employees were hired to increase efficiency and expand the Company's market coverage. In addition, experienced customer service representatives were hired to operate the new Des Peres and South County branches. This change in the personnel profile was reflected in the increased costs associated with salaries and employee benefits despite only a nominal increase in the number of full-time equivalent employees. As of September 30, 1996, Allegiant Bank employed 87 full-time equivalent employees compared to 85 full-time equivalent employees at September 30, 1995. Despite the increase in non-interest expense, the Bank was able to improve its operating efficiency as the ratio of total non-interest expense to total interest income (the efficiency ratio) decreased from 61.21% for the third quarter of 1995 to 58.97% for the same period in 1996.

            For the nine months ended September 30, 1996, total non-interest expense increased to $5.2 million from $4.2 million at September 30, 1995. This increase of $988,000 or 24% was due to a 20% increase in salaries and other employee benefits and a 27% increase in other operating expenses. The additional costs incurred for salaries and employee benefits was due to the previously mentioned change in the employee mix. The increase in operating expenses directly reflected the addition of the Des Peres branch which was opened in November 1995 and the May 1996 opening of the South County branch.

            Despite the additional costs associated with the opening of the two new branches, the Bank was able to improve its operating efficiency ratio during the first nine months of 1996. The efficiency ratio decreased to 61.40% for the nine months ended September 30, 1996, from 63.73% during the corresponding period in 1995. The Company attributes a substantial portion of these efficiency gains to the cost improvement program that it has undertaken. In addition to the Bank's increased efficiency, in 1995, the Federal Deposit Insurance Corporation ("FDIC") announced that deposit insurance premiums would be reduced from $.23 per $100 to the base amount of $2,000 per year. As a result, the Company's deposit insurance premiums expense decreased $139,000 in the first nine months of 1996, compared to the corresponding period of 1995.

FINANCIAL CONDITION

            At September 30, 1996, the Bank's total assets were $351.2 million, an increase of $70.8 million or 25% from December 31, 1995. This growth was primarily attributable to a $92.7 million increase in loans outstanding, principally the addition of $52.1 million in one- to four-family mortgages.
Fed funds sold decreased 89% during the nine months ended September 30, 1996, from $14.2 million at December 31, 1995. This decrease was due to the funding of increased loan production. Investment securities decreased 15% ($10.9 million) from $73.2 million at December 31, 1995 to $62.3 million at September 30, 1996. This decrease was primarily attributable to the maturity of short-term securities, purchased to maximize the spread to fed funds. The proceeds from these maturities were used to fund the limited deposit run off resulting from the second quarter repricing of the deposit promotion offered in the fourth quarter of 1995 and the increased loan growth experienced in the first nine months of 1996.

Loans

            Loans, the largest component of interest earning assets, increased 51% during the first nine months of 1996. This growth was attributable to a 61% increase in consumer loans, a 55% increase in commercial loans and a 53% increase in real estate loans. The growth in consumer loans was attributable to the improved management of the consumer loan portfolio, along with the introduction of the new HECL product. In the first year of production, 155 HECL loans have been originated with $8.0 million committed and $4.7 million in balances outstanding. Performance in this area has exceeded management's expectations. These loans were offered at a low introductory rate and will reprice in the first quarter of 1997.

            The increase in commercial loans was largely due to marketing efforts of the Bank's commercial loan team, strengthened by the recent additions of personnel recruited from competing banks in the area. Many of these loan officers were able to transfer business relationships with them. Commercial loans increased $22.5 million, from $40.5 million on December 31, 1996 to $63.0 million on September 30, 1996. The majority of these loans are tied to Allegiant's Corporate Market rate (which generally moves with the national prime lending rate) and tend to be the Bank's most profitable loans.

            Real estate loans increased $65.5 million during the first nine months of 1996 ending the quarter at $189.6 million compared to $124.1 million at December 31, 1995. The majority of this increase was in one- to four-family mortgages which tend to be lower risk in nature. This increased production includes approximately $15.0 million in conforming FNMA loans, which could be used as an additional source of liquidity. The Mortgage Company was the key contributor to this increase in mortgage loan production, posting a record nine-month performance with $55.3 million in loans originated.


            The composition of the loan portfolio is summarized as follows:


                                                 LENDING AND CREDIT MANAGEMENT<F1>
                                                        September 30,              December 31,             September  30,
                                                            1996                       1995                      1995
                                                    ---------------------      ---------------------      ---------------------
                                                                 Percent                    Percent                    Percent
                                                                 of Total                   of Total                   of Total
                                                     Amount        Loans        Amount        Loans        Amount        Loans
                                                    --------     --------      --------      -------      --------     --------
                                                                              (dollars in thousands)
Commercial, financial, agricultural
   municipal and industrial
   development                                      $ 62,989       22.97%      $ 40,518       22.32%      $ 38,459       23.03%
Real estate construction                               8,414        3.07          8,777        4.83          9,089        5.44
Real estate mortgage
   one- to four-family                               118,645       43.26         71,260       39.25         66,545       39.84
   multi-family and commercial                        70,918       25.86         52,795       29.08         44,555       26.68
Consumer and other                                    13,460        4.91          8,379        4.62          8,551        5.12
Less unearned income                                    (166)       (.06)          (185)      (0.10)          (171)      (0.10)
                                                    --------      ------       --------      ------       --------      ------
Total loans                                         $274,260      100.00%      $181,544      100.00%      $167,028      100.00%
                                                    ========      ======       ========      ======       ========      ======

---------------
<F1> The Bank had no outstanding foreign loans at the dates reported.


Investments

            Investment securities decreased $10.9 million during the first nine months of 1996, from $73.2 million at December 31, 1995 to $62.3 million at September 30, 1996. A substantial portion of this decrease was due to the maturity of short-term investments, the proceeds of which were subsequently used to fund the increased loan growth. The Bank generally invests in short-term (less than 90 days) discount notes in order to maximize yield versus simply investing the funds in the overnight fed funds market. Some longer-term securities were called away from the Bank as well, due to the relative decrease in interest rates during the first quarter of 1996. The Bank will continue to target a laddered investment strategy, purchasing a mix of fixed rate U.S. Treasury and agency issues as well as callable agency securities.

            The 15% decrease in investment securities for the first nine months of 1996 occurred despite the addition of $4.6 million in adjustable-rate mortgage-backed securities. These securities were created as a result of a mortgage loan swap with FNMA in which the Bank traded $4.6 million in adjustable-rate mortgages for the same amount in mortgage-backed securities. This type of transaction allows the Bank greater financial flexibility, liquidity and reduced risk in exchange for decreased yield in the form of a guarantee fee paid to FNMA. This is the second time the Bank has entered into this type of transaction, the first was in August 1995 when the Bank swapped $12.3 million in adjustable-rate mortgage loans. The Bank plans to swap mortgages for additional securities in 1996 and anticipates similar transactions in the future as part of its regular course of operations.

            The book values, for the periods indicated, are as follows:

                           INVESTMENT SECURITIES PORTFOLIO
                                                       September 30,      December 31,
                                                            1996              1995
                                                       -------------      ------------
                                                                (in thousands)
United States Treasury securities                          $ 7,938           $ 5,017
Obligations of United States government agencies            48,675            64,697
Federal Home Loan Bank stock                                 4,412             2,645
States and political subdivisions                            1,173               930
Less unrealized loss on securities held
    available for sale                                         (95)             (136)
Other                                                          205                58
                                                           -------           -------
Total investment securities                                $62,308           $73,211
                                                           =======           =======

ASSET QUALITY

            The Bank's allowance for possible loan losses increased 28%, from $2.1 million on December 31, 1995 to $2.7 million on September 30, 1996. The majority of this increase was due to the provision of $950,000 to the reserve for possible loan losses during the first nine months of 1996. The reserve for loan losses is budgeted by using a risk weighting system based upon the different risk categories of loans. The allowance for loan losses to total loans decreased to 1.00% at September 30, 1996 from 1.17% at December 30, 1995. This level takes into account the increased aggregate levels of one- to four-family mortgage loans, which tend to exhibit lower levels of credit risk. The Company believes that the allowance for possible loan losses at September 30, 1996 was adequate to reflect the credit risk in the loan portfolio. See "--Provision for Loan Losses."

            Non-performing assets increased to $466,000 at September 30, 1996, an increase of $158,000 from $308,000 on December 31, 1995. However, the ratio of non-performing loans to total loans was unchanged at 0.17% as of December 31, 1995 and September 30, 1996, respectively. The largest component of this increase in non-performing loans was a $116,000 increase in consumer auto loans.

            When compared to September 31, 1995, non-performing loans to total loans decreased 8 basis points from 0.25% at September 31, 1995 to 0.17% at September 30, 1996. This improvement was due to the Bank's aggressive collection policy and the liquidation in the third quarter of 1996 of problem assets associated with one real estate developer.

            The increase in loans past due 30 to 89 days from December 31, 1995 to September 30, 1996 was primarily due to one mortgage loan. Although the borrower had suspended payment, the property is under contract for sale and the Bank expects to be repaid principal and all accrued interest and charges. The following table summarizes, for the periods indicated, non-performing assets by category:

            RISK ELEMENTS -- NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
                                                              September 30,  December 31,   September 30,
                                                                  1996           1995           1995
                                                                --------       --------       --------
                                                                        (dollars in thousands)
Real estate construction loans
    Past due 30 to 89 days                                      $    390       $     60       $    115
    Past due 90 days or more                                          --             --             --
    Nonaccrual                                                        38             --             --
    Restructured terms                                                --             --             --

Loans secured by 1-4 family residential properties
    Past due 30 to 89 days                                         1,098            340            395
    Past due 90 days or more                                          --             36             --
    Nonaccrual                                                        86             20             22
    Restructured terms                                                --              3              3

Loans secured by nonfarm nonresidential properties
    Past due 30 to 89 days                                           120            167             --
    Past due 90 days or more                                          --             --             --
    Nonaccrual                                                        --             --             --
    Restructured terms                                                --             --             --

Installment loans
    Past due 30 to 89 days                                           102             99             20
    Past due 90 days or more                                           9             12             --
    Nonaccrual                                                       131             15              9
    Restructured terms                                                --             --             --

Commercial and all other loans
    Past due 30 to 89 days                                           172            134            515
    Past due 90 days or more                                          79            113             64
    Nonaccrual                                                       123            109            312
    Restructured terms                                                --             --             --


Other real estate                                                     --             10             25


Total non-performing assets                                          466            318            438

Loans, net of unearned discount                                  274,260        181,544        164,964

Allowance for possible loan losses                                 2,724          2,130          2,064

Allowance for possible loan losses to total loans                   1.00%          1.17%          1.25%

Non-performing loans to total loans                                 0.17%          0.17%          0.25%

Allowance for possible loan losses to non-performing loans        584.55%        691.56%        499.76%


            Potential problem credits are monitored by the lending staff and senior management. The Bank continually monitors its loan portfolio and discontinues the accrual of interest on any loan on which payment of principal or interest on a timely basis in the normal course of business is doubtful. The discontinuance of interest accrual on a loan occurs at any time that a significant problem is detected in the normal payment process. The Bank's policy is to automatically place a loan on nonaccrual status when it becomes 90 days past due, unless it is well secured and in the process of collection. Interest income on a nonaccrual loan is recognized only as collected.

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

            Corresponding to the growth in assets for the nine months ended September 30, 1996, total liabilities increased by $70.8 million. A substantial portion of this increase was represented by a $37.0 million increase in short-term borrowings, of which $20.7 million were from the Federal Home Loan Bank ("FHLB") and a $10.0 million increase in fed funds purchased. A portion of the increase in short-term FHLB borrowings was due to a reclassification of longer-term advances which will mature within twelve months from September 30, 1996 and as such was classified as short term. The Bank prefers to use these alternative sources of short-term funding in lieu of higher cost retail deposits gathered with deposit promotions.

Deposits

            During the first nine months of 1996, total deposits increased 16%, or $36.6 million to $267.9 million from $231.3 million at December 31, 1995. This growth was principally attributable to a $14.9 million increase in certificates of deposit and a $11.4 million increase in certificates of deposit over $100,000. The Bank also achieved meaningful growth in both money market and demand deposit accounts, with increases of 13% and 16%, respectively. Offsetting these increases was a 25% decrease in savings accounts, most of which was due to the re-pricing of Allegiant Green savings accounts. The majority of these funds was moved to the higher yielding money market accounts within the Bank.

            The Bank anticipates deposit growth will continue in the fourth quarter of 1996 and the first quarter of 1997, as the South County branch matures. In addition to the new branch, the Bank plans to continue offering new products in its effort to increase core deposits and attract long-term banking relationships. In 1996, the Bank began offering the following new products: the Allegiant Bank debit card, the previously discussed HECL and free checking. The following table summarizes deposit activity:

                                                   DEPOSIT LIABILITY COMPOSITION
                                                        September 30,              December 31,
                                                            1996                       1995
                                                    ---------------------      ---------------------
                                                                 Percent                    Percent
                                                                 of Total                   of Total        Dollar      Percent
                                                     Amount      Deposits       Amount      Deposits        Change      Change
                                                    --------     --------      --------     --------        ------      ------
                                                                               (dollars in thousands)
Demand deposits                                     $ 25,386        9.48%      $ 21,966        9.50%       $ 3,420       15.57%
NOW accounts                                          10,206        3.81          9,087        3.93          1,119       12.31
Money market accounts                                 60,830       22.71         53,905       23.30          6,925       12.85
Savings deposits                                       6,635        2.48          8,896        3.85         (2,261)     (25.42)
Certificates of deposit                              112,373       41.95         97,460       42.13         14,913       15.30
Certificates of deposit
   over $100,000                                      44,539       16.63         33,140       14.33         11,399       34.40
IRA certificates                                       7,904        2.95          6,855        2.96          1,049       15.30
                                                    --------      ------       --------      ------        -------       -----
   Total Deposits                                   $267,873      100.00%      $231,309      100.00%       $36,564       15.81%
                                                    ========      ======       ========      ======        =======       =====


            The Bank seeks to maintain a level of liquidity which will provide a readily available source of funds for new loans and meet loan commitments and other obligations on a timely basis. Historically, the Bank has been loan driven, which means that as loans have increased, the Bank has taken action to increase the level of core deposits and, depending on market conditions, access cost effective alternative sources of short-term funding.

            Increasing core deposits generally involves the use of promotions, paying premium rates coupled with advertising to attract new customers to the Bank. Where possible, the Bank has timed a deposit promotion to coincide with the opening of a new branch in order to achieve maximum growth in deposits. It has been the Bank's experience that the majority of deposits raised through these promotions have remained at the Bank after the promotion is over and so have provided a steadily growing base of core deposits at the Bank. In addition to the above-described sources, the steady flow of maturing securities provides a source of liquidity.

            Management anticipates continued loan demand in the Bank's market area as bank consolidation continues and fewer middle market lenders serve the area. In order to maintain the flexibility to fund this growth, the Company intends to strengthen its equity capital position through retained earnings and the issuance of debt and/or equity securities as deemed advisable. In addition, the Company has entered into an agreement with the FHLB providing the Bank a credit facility secured by the Bank's assets with current availability of $71.7 million of which $37.7 million was outstanding as of September 30, 1996. These capital resources will provide the Bank the opportunity to further expand the loan portfolio with the flexibility to increase deposits when conditions best match the Bank's needs and resources.

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

            As of September 30, 1996, the Company's risked-based and Tier 1 capital ratios were 8.76% and 6.18%, respectively. Identical capital standards apply to the Bank. As of September 30, 1996, the Bank's risked-based capital and Tier 1 capital ratios were 10.90% and 9.75%, respectively.

            The minimum acceptable ratio of Tier 1 capital to tangible assets, or leverage ratio, has been established by the FRB at 4%. As of September 30, 1996, the Company's leverage ratio was 4.61%.

Rights Offering

            The Company's Board of Directors has authorized the Company to offer for sale, on a "best efforts" basis, up to 499,130 shares of Common Stock to provide additional capital to support the Company's anticipated growth (the "Rights Offering"). Pursuant to the Rights Offering, the Company's shareholders will have the right, subject to certain conditions, to subscribe for 0.25 shares of Common Stock, at a price of $10.25 per share, for each share of Common Stock owned on the record date.
Shareholders who exercise their subscription rights in full may, subject to certain conditions, purchase additional shares of Common Stock. The Company anticipates the Rights Offering will be implemented before December 31, 1996.

            A registration statement relating to the forgoing securities has been filed with the Securities and Exchange Commission, but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

            A written prospectus relating to the Rights Offering, when available, may be obtained from:

                            Christy Siburt
                            Investor Relations
                            Allegiant Bancorp, Inc.
                            7801 Forsyth Boulevard
                            St. Louis, Missouri 63105

                            telephone number (314) 726-5000

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



                                          ALLEGIANT BANCORP, INC.
                                              (Registrant)



November 5, 1996                          By: /s/ Shaun R. Hayes
                                             -------------------------------
                                              Shaun R. Hayes, President and
                                              Principal Accounting Officer