Form 10KSB40
period 1996-12-31
ALLEGIANT BANCORP INC
filed 1997-03-18
CIK 852642

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996     Commission file number 0-26350

                              ALLEGIANT BANCORP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Missouri                                         43-1519382
----------------------------------             -------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

     7801 Forsyth Boulevard, St. Louis, Missouri              63105
------------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (314) 726-5000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
----------------------------
     (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .   No      .
                                                    -----       -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      For the fiscal year ended December 31, 1996, revenues totaled:
$26,449,000

      As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23,596,000.

      As of February 28, 1997, there were 2,838,685 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      The following document is incorporated by reference into the indicated Part of this Report:

      Document                                  Part of Form 10-KSB
      --------                                  -------------------

Proxy Statement for the 1997
      Annual Meeting of Shareholders                    III

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

GENERAL

            The Company is a bank holding company which owns all of the capital stock of Allegiant Bank, a Missouri state-chartered bank (the "Bank"). The Bank provides personal and commercial banking and related financial services from six locations in the St. Louis Standard Metropolitan Statistical Area ("St. Louis SMSA"), the 16th largest metropolitan area in the United States, and two locations in Northeast Missouri. Allegiant Mortgage Company (the "Mortgage Company"), a wholly-owned subsidiary of the Bank, offers residential loans primarily to customers in the St. Louis SMSA. Edge Mortgage Services, Inc. ("Edge"), a recently organized subsidiary of the Company, offers residential loans to customers in the St. Louis SMSA who do not qualify under standard mortgage loan criteria.

            The Company was organized in May 1989 and acquired Allegiant State Bank at that time. The Company acquired Allegiant Bank in 1990. Effective January 1995, Allegiant State Bank merged into Allegiant Bank. Unless the context indicates otherwise, references herein to the "Company" or "Allegiant" refer to Allegiant Bancorp, Inc. and its subsidiaries. The address of the Company's principal executive office is 7801 Forsyth Boulevard, St. Louis, Missouri 63105; telephone: (314) 726-5000.

THE BANK

            The Bank's main office is located in the City of St. Louis, Missouri at 4323 North Grand Boulevard. The Bank's other five locations in the St. Louis SMSA are in Hazelwood, Maryland Heights, Clayton, Des Peres and Mehlville. In addition, the Bank's Operations Center is located in Maryland Heights. The Northeast Missouri locations consist of a full-service facility located in Kahoka, Missouri and a predominantly retail-oriented facility located in a supermarket in Palmyra, Missouri. The Bank presently plans to open a facility in St. Charles County in April 1997.

            Since acquiring Allegiant State Bank in 1989, the Company has focused on controlled growth by meeting customers' needs for responsive service. The Company has sought to operate a limited number of offices with relatively large deposit bases, make commercial loans (which tend to be larger in size than retail loans), employ a capable staff and implement modern data processing and operational systems to increase productivity.

            The Bank's core deposit base generally has been enhanced through advertising and deposit promotions. The Bank has not used brokered deposits as a source of funds. The Company has sought to increase its earning assets by expanding its mortgage lending activities. The Company anticipates that its mortgage lending activities will be a key element in its strategy for increasing the level of its earning assets.


MARKETING

            The Company's marketing approach entails a word-of-mouth, referral-based strategy utilizing Company, Bank and Banking Center Directors' personal contacts and networks. Most of the Bank's new commercial banking business consists of referrals generated from existing customers and this "Allegiant" network. The Bank's and Company's Board of Directors and Banking Center Directors primarily include local business people from the Bank's market area. The Company currently has nine Directors and the Bank currently has 16 Directors and 57 Banking Center Directors. This group of individuals, along with the senior management of the Bank, seeks to maintain close personal contact with the Bank's commercial customers and their businesses, and strives to create a personalized banking relationship that differentiates the Bank from other larger competitors within the market.

            The Company believes that the growth in earning assets, total deposits and net income achieved during 1996 was attributable in large measure to its strategy of providing quality, personalized service in a community banking environment. Management feels that the Company as a whole is favorably positioned in a market preparing for a potentially turbulent wave of consolidation resulting from the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Numerous mergers and acquisitions of banks and thrifts recently have occurred in the St. Louis market. This activity has created an environment of instability among the larger financial institutions in the market. Management feels that by offering a personalized, relationship oriented approach in a friendly neighborhood atmosphere, the Bank will be able to increase its customer base substantially, due to this market consolidation.


PRODUCTS AND SERVICES

            Through the Bank, the Company offers a complete line of banking services to the communities which it serves. In conjunction with the growth of its branch facilities, the Bank has introduced new products and services in order to attract new business and increase current customer satisfaction. New products the Bank intends to offer in 1997 include: PC home banking, check imaging, an enhanced Internet "home page," an on-line teller system, a cash management system geared toward commercial customers, an expanded line of mortgage loan products offered through the Mortgage Company and a complete line of investment programs offered through the Bank's brokerage correspondent. Products introduced in 1996 include: home equity lines of credit, investment annuities, debit cards, free checking and overdraft lines of credit. The Company believes that by offering a broad-based line of financial products, current customer retention is achieved while new banking relationships can be developed.

            The Bank also offers a wide range of traditional commercial and retail banking products and services to its customers. Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts and money market accounts. Loans include residential real estate, commercial, financial, municipal and industrial development, real estate construction and development, installment and consumer loans.


MARKET AREA

            Metropolitan St. Louis. The Company's primary service area is located in St. Louis County which has a total population of approximately
1.0 million and the City of St. Louis which has a population of approximately 400,000. A key to market coverage is accessibility. With the addition of the Des Peres and Mehlville retail banking offices in 1995 and 1996, respectively, and a planned new location in St. Peters in 1997, management believes that the Bank will have access to the entire St. Louis market. The Company believes that after such expansion its retail banking offices will be strategically placed so that it will have a retail banking office within a 20 minute drive from all principal sectors of the St. Louis SMSA.

            Northeastern Missouri. The market areas for the Kahoka and Palmyra banking offices are Clark County and Marian County, respectively.
The City of Kahoka has a population of approximately 2,200 and Palmyra has a population of approximately 3,400. The Company intends to expand its Northeastern operations into additional markets not currently served by its facilities in Kahoka and Palmyra. It is anticipated that these new locations would be centered along U.S. Highway 61.

COMPETITION

           The Bank encounters substantial competition for deposits and loans in its markets. The Bank's principal competitors include other financial institutions, such as banks, savings and loan institutions and credit unions, and a number of other non-bank competitors, such as insurance companies, small loan companies, finance companies and mortgage companies. Many of the Bank's non-bank competitors are not subject to the extensive Federal and state regulations which govern the Company and the Bank and, as a result, have a competitive advantage over the Bank in providing certain services. Many of the financial institutions with which the Bank competes are larger and have substantially greater financial resources than the Bank.

            While the Bank also encounters a great deal of competition in its lending activities, management believes that there is less competition in the Bank's specialty-middle market and neighborhood bank niche than there was up to a few years ago. The Bank believes that its competitive position has been strengthened by the advent of branch banking in Missouri, which has resulted in consolidations of bank subsidiaries of several large bank holding companies. The Bank's strategy, by contrast, is to remain a middle market lender which maintains close, long-term contacts with its customers.

EMPLOYEES

            The Company and the Bank currently have approximately 98 full-time equivalent employees. None of these employees of the Company or the Bank are subject to a collective bargaining agreement. The Company considers its relationships with its employees and those of the Bank to be good.

EFFECT OF GOVERNMENTAL POLICY

            One of the most significant factors affecting the Bank's earnings is the difference between the interest rates paid by the Bank on its deposits and its other borrowings and the interest rates earned by the Bank on loans to its customers and securities owned by the Bank. The yields of its assets and the rates paid on its liabilities are sensitive to changes in prevailing interest rates. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve Board, which implements national monetary policy. An important function of the Federal Reserve System is to regulate the money supply and credit conditions in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States government securities and changes in reserve requirements of banks and in the cost of short-term bank borrowings. These techniques influence overall growth and distribution of credit, bank loans, investments and deposits, and may also affect interest rates charged on loans or paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

            From time to time, legislation has been enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Legislative proposals which could affect the Company and the banking business in general have been proposed and may be introduced before the United States Congress and other governmental bodies. These proposals may alter the Company's structure, regulation, disclosure and reporting requirements. In addition, various banking regulatory agencies frequently propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the extent to which the business of the Company would be affected thereby.

SUPERVISION AND REGULATION

            General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and its examination and reporting requirements. Under the BHCA, a bank holding company may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank or savings and loan association, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

            The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the FDIC, the Division of Finance and various other state financial institution regulatory agencies. In addition, there are numerous governmental requirements and regulations that affect the activities of the Company and its subsidiaries.

            Certain Transactions with Affiliates. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to any one of the holding company or such nonbank subsidiaries, to 10% of the lending bank's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus.

            Payment of Dividends. The Company is a legal entity separate and distinct from the Bank, the Mortgage Company and Edge. The principal source of the Company's revenues is dividends from the Bank. Various Federal and state statutory provisions limit the amount of dividends the Bank can pay to the Company without regulatory approval. The approval of appropriate Federal or state bank regulatory agencies is required for any dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. The payment of dividends by the Bank may also be affected by other factors, such as the maintenance of adequate capital.

            Capital Adequacy. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies.

            In general, the risk-related standards require financial institutions and financial institution holding companies to maintain capital levels based on "risk adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, financial institutions and financial institution holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

            FDIC Insurance Assessments. The subsidiary depository institutions of the Company are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. See "--FIRREA and FDICIA."

            The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), adopted in August 1989 to provide for the resolution of insolvent savings associations, required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. FIRREA also required the FDIC to set deposit insurance assessments at such levels as would cause BIF and SAIF to reach their "designated reserve ratios" of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to low costs of resolving bank insolvencies in the last few years, BIF reached its designated reserve ratio in May 1995. As a result, effective January 1, 1996, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed and reduced the deposit insurance assessments for all other banks.

            Support of Subsidiary Bank. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where it might not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to the Bank would also be subordinate in right of payment to deposits and certain other indebtedness of such subsidiary.

            Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

            FIRREA and FDICIA. FIRREA contains a cross-guarantee provision which could result in insured depository institutions owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Company. Under FIRREA, failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

            The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made extensive changes to the federal banking laws. FDICIA instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits. FDICIA contains various other provisions that may affect the operations of banks and savings institutions.

            The prompt corrective action provision of FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories ("well capitalized," "adequately capitalized" or one of three "undercapitalized" categories) and to take progressively more restrictive actions based on the capital categorization, as specified below. Under FDICIA, capital requirements would include a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any relevant capital measure.

            The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it: (i) had a risk-based capital ratio of 10% or greater;
(ii) had a ratio of Tier 1 capital to risk-adjusted assets of 6% or greater;
(iii) had a ratio of Tier 1 capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier 1 capital to risk-adjusted assets of 4% or greater; and (iii) had a ratio of Tier 1 capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater).

            FDICIA also makes extensive changes in existing rules regarding audits, examinations and accounting. It generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also imposes new responsibilities on management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance sheet liabilities and assets.

            Depositor Preference Statute. Legislation enacted in August 1993 provides a preference for deposits and certain claims for administrative expenses and employee compensation against an insured depository institution, in the liquidation or other resolution of such an institution by any receiver. Such obligations would be afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, as well as any obligation to shareholders of such an institution in their capacity as such.

            The Interstate Banking and Community Development Legislation. In September 1994, legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United
States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed, one year after enactment of the legislation, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of Riegle-Neal is to permit the Company to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Missouri. Overall, Riegle-Neal is likely to have the effects of increasing competition and promoting geographic diversification in the banking industry.

STATISTICAL INFORMATION

            The information required by Industry Guide 3 is set forth under
Item 6--"Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report which is incorporated herein by this reference.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

            The Bank's charter and principal branch is located in the City of St. Louis, Missouri at the corner of Grand Boulevard and West Florissant Avenue. The branch occupies approximately 10,000 square feet in a single-story, retail/office building with a lower level. The facility has four drive-up lanes and an enclosed ATM.

            The Bank's Hazelwood branch is located in the City of Hazelwood, Missouri near the intersection of North Lindbergh Boulevard and Highway 270. The branch occupies approximately 5,000 square feet in a single-story, retail/office building with a lower level. The facility has two drive-up lanes and a drive-up ATM.

            The Bank's West Port branch is located in the City of Maryland Heights, Missouri near the intersection of Page Avenue and Highway 270 in the eastern tract of West Port Plaza. The branch occupies approximately 2,500 square feet in a single-story, retail/office building. The facility has a walk-up ATM. The Company leases this property subject to a lease that has more than ten years until expiration, including options.

            The Bank's Clayton branch is located in the City of Clayton, Missouri at the intersection of Forsyth Boulevard and Bemiston Avenue. The branch occupies approximately 3,200 square feet in the first floor of a three-story, retail/office building. The facility has one drive-up window and a walk-up ATM. The Bank leases this property subject to a lease that has more than two years until expiration.

            The Bank's Kahoka branch is located in the City of Kahoka, Missouri at the intersection of North Morgan and Chestnut. The branch occupies approximately 7,000 square feet in a single-story, retail/office building with a finished lower level. The facility has two drive-up lanes.

            The Bank's Palmyra branch is located in the City of Palmyra, Missouri near the intersection of Ross Street and Highway 61/24 in the C&R grocery store. The branch occupies approximately 150 square feet in a single-story, retail building. The facility has a walk-up ATM. The Bank leases this property subject to a lease that has more than twenty years until expiration, including options.

            The Bank's Des Peres branch is located in the City of Des Peres, Missouri near the intersection of Manchester Road and Highway 270. The branch occupies approximately 2,300 square feet in a single-story, retail/office building. The facility has four drive-up lanes and a drive-up ATM.

            The Bank's South County branch is located in the City of Mehlville, Missouri at the intersection of South Lindbergh Boulevard and Lemay Ferry Road. The branch occupies approximately 1,900 square feet in a free-standing, single-story, retail/office building. The facility has one drive-up lane and a drive-up ATM. The Bank leases this property subject to a lease that has more than nine years until expiration.

            The Bank's Operations center is located in the City of Maryland Heights, Missouri at the intersection of Schuetz Road and Fee Fee Road. The Operations center occupies approximately 7,200 square feet in a single-story, commercial/office building. This facility houses the Mortgage Company, Edge and the Bank's bookkeeping, loan and mortgage processing, accounting and human resources departments. Additionally, the Bank holds the majority of its board and employee meetings and conducts all training at this facility.

            All of the foregoing properties which are owned by the Bank are free of any mortgages.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

            Various claims and lawsuits, incidental to its ordinary course of business, are pending against the Company and its subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

            There were no matters submitted during the quarter ended December 31, 1996 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

            The name, age and position with respect to each of the executive officers of the Company are set forth below:

            Marvin S. Wool, 68, has served as a Director of the Company since 1990 and as the Chairman and Chief Executive Officer of the Company and Chairman of Allegiant Bank since March 1992. For more than the past five years, Mr. Wool has served as the President and Chief Executive Officer of Dash Multi-Corp, the holding company for ten subsidiary companies located in Georgia, Mississippi, Missouri, New Jersey and California which are in the chemical, cloth coating and carpet industries.

            Shaun R. Hayes, 37, has served as a Director and as the President of the Company since 1989 and President and Chief Executive Officer of the Bank since May 1992. From 1989 through 1994, Mr. Hayes served as Secretary of the Company.

            S. Kay Love, 35, has served as Assistant Secretary of the Company and Vice President/Chief Financial Officer of Allegiant Bank since March 1992. For more than three years prior to joining the Company, Ms. Love served in various positions at Mercantile Bank of St. Louis, N.A. including Staff Auditor, Assistant Controller, Financial Systems Accountant, Personal Banking Officer/Branch Operations Manager and Mortgage Banking Officer.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

            The Common Stock (symbol: "ALLE") has been traded on the Nasdaq National Market since May 15, 1996. From September 30, 1995 to such date it was traded on the Nasdaq Small Cap Market. As of February 28, 1997, the number of shareholders of the Common Stock was approximately 765. The following table sets forth the high and low average trading prices as well as dividends per share for the periods shown, as reported by Nasdaq since the third quarter of 1995. Such prices reflected interdealer prices, without retail mark-up, mark-down or commission. Prior to the third quarter of 1995, there was no established public trading market for the Common Stock. Accordingly, for periods prior to the third quarter of 1995, the sales prices of actual individual trades of Common Stock have been included in the table below to the extent known to the Company's management.



                                     HIGH           LOW    DIVIDENDS DECLARED
                                     ----           ---    ------------------
        1995
             First Quarter         $  7.027      $  7.027       $ 0.017
             Second Quarter           7.027         7.027         0.017
             Third Quarter            7.855         7.855         0.017
             Fourth Quarter          10.227         8.055         0.017

         1996
             First Quarter         $ 11.023      $ 11.023       $ 0.023
             Second Quarter          11.023         9.773         0.023
             Third Quarter           11.364         9.773         0.023
             Fourth Quarter          12.343        12.159         0.023

            The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. Holders of Common Stock will be entitled to receive dividends as and when declared by the Board of Directors of the Company out of funds legally available for that purpose. The Company effected a two-for-three stock split (in the form of a stock dividend) in January 1995, a 10% stock dividend in January 1996 and a 10% stock dividend in January 1997. In September 1996, the Company's Board of Directors voted to increase the dividend policy to a rate of $0.03 per share payable quarterly beginning with the regular quarterly dividend scheduled for the first quarter of 1997.

            Cash available for dividend distribution to the holders of Common Stock must initially come from dividends paid to the Company by the Bank. Accordingly, restrictions on the Bank's cash dividend payments directly affect the payment of cash dividends by the Company. There can be no assurance that the Board of Directors will declare any stock splits or stock dividends in the future.

            The FDIC and/or the Division of Finance has the authority to prohibit the payment of cash dividends by the Bank when it determines such payment to be an "unsafe or unsound banking practice" under the then existing circumstances. The Federal Deposit Insurance Corporation Act generally prohibits all payments of dividends by any bank which is in default of any assessment to the FDIC. The Company's bank stock loan agreement also restricts the amount of dividends the Company may pay. See
Item 6--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resource Management--Capital Resources."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS

Net Income

            For the year ended December 31, 1996, the Company reported earnings of $1.8 million, compared to $1.3 million, for 1995, an increase of $533,000, or 42%. On a per share basis, net income increased 23%, from $.62 for the twelve months ended in 1995 to $.76 in 1996, despite the 16% increase in weighted average primary common shares outstanding. This increase from
2.1 million primary shares for the year ended December 31, 1995 to 2.4 million primary shares in 1996, was largely attributable to the private placement of 617,000 shares of Common Stock in April through June 1995. This newly issued stock was outstanding for approximately one-half of the year in 1995 and the entire year in 1996, thus contributing to a majority of the 329,611 increase in weighted average primary common shares outstanding for the respective periods.

            The following ratios applicable to the Company are among those commonly used in analyzing bank holding companies:

                             Return on Equity and Assets

                                                    Year Ended December 31,
                                -------------------------------------------------------------
                                  1996         1995         1994         1993          1992
                                --------     --------     --------     --------      --------
Return on average assets          0.59%        0.56%        0.60%        0.30%        0.21%
Return on average equity         12.17%       10.86%        9.91%        5.47%        3.18%
Dividend payout ratio            12.00%       11.73%        7.59%       10.49%         -- %
Equity to assets ratio            4.81%        5.14%        6.05%        5.47%        6.62%

Net Interest Income

            For the year ended December 31, 1996, net interest income before provision for loan losses increased 29% to $10.4 million from $8.0 million in 1995. This growth was attributable to the 32% increase in total interest income, which increased from $19.3 million for the year ended 1995 to $25.4 million in 1996. The largest component of growth in interest income was the $5.7 million increase in interest and fees earned on loans. For the year ended December 31, 1996, interest and fees earned on loans totaled $21.7 million compared to $16.0 million earned in 1995. Another factor contributing to the improved interest income was interest earned on investment securities, which increased 17% from $3.0 million in 1995, to $3.5 million in 1996.

            Total interest expense for 1996 was $15.0 million, a 34% increase over the total interest expense of $11.2 million in 1995. Interest paid to depositors increased 33%, from $9.0 million in 1995 to $12.1 million in 1996. This increase was largely attributable to greater deposit volume. Interest paid on short-term borrowings increased 119% from $703,000 to $1.5 million for 1995 and 1996, respectively, and interest paid on long-term borrowings decreased 4% from $1.5 million for 1995 to $1.4 million for 1996. The increased expense for short-term borrowings resulted from additional FHLB advances outstanding during the period. See "--Liquidity and Capital Resource Management."

Net Interest Margin

            The increase in total interest income in 1996 was offset in part by tightening spreads and increasing cost of funds. As a result of these trends, along with the growth in deposits and competitive market pressures, the Company's net interest margin for 1996 decreased 21 basis points from 3.71% for the twelve months ended December 31, 1995 to 3.50% in 1996. The tightening spreads experienced by the Company resulted principally from four factors: (i) an increased concentration in the loan portfolio of one- to four-family adjustable-rate mortgages; (ii) an extremely competitive market for retail deposits and both retail and commercial lending; (iii) a shift in interest rates; and (iv) increases in total borrowings outstanding.

            For 1996, the annualized yield on total average loans outstanding was 9.36% compared to 10.09% in 1995. This lower yield reflected a downward adjustment in the prime lending rate, which decreased from 8.50% on December 31, 1995 to 8.25% on December 31, 1996. The majority of the Bank's commercial loans have repriced in response to this decrease in interest rates. In addition to lower interest rates, the Bank's spreads have decreased due to its increased holdings of one- to four-family mortgage loans, which tend to yield less than commercial or consumer loans.

            Management has elected to originate one- to four-family adjustable-rate mortgage loans due to the lower credit risk generally associated with this type of loan, as well as the lower exposure to interest rate risk due to the frequent periodic adjustments of the mortgage coupon payments. Along with the reduced credit risk and interest rate protection, the Bank also has observed a lower level of the non-performing loans associated with one- to four-family mortgages compared proportionately to the other types of loans in the Bank's portfolio. Given these attributes of lower risk, the Bank has accepted a lower average yield compared to loans with a higher level of risk. The Bank anticipates the continued addition of one- to four-family mortgage loans to the Bank's loan portfolio.

            Additionally, the origination of one- to four-family adjustable-rate mortgages allows the Bank to establish relationship banking with these new retail customers by offering a complete line of consumer banking products. One such product is the Bank's new Home Equity Credit Line ("HECL") which was introduced in the second quarter of 1996. Management believes that relationship banking, along with the ability to cross-sell additional products to the customer, will be the key to success in the consolidating banking industry and will sustain the lower yields associated with these one- to four-family mortgage loans in order to build relationships with this new customer base.

            In addition to changes in the credit portfolio mix, the Bank is also operating in a competitive market for both commercial and consumer loans. In addition to increased competition from within the banking industry, non-bank financial institutions are competing for customers who have traditionally dealt primarily with commercial banks. These trends have forced the Bank to realize tighter spreads on commercial loans, the second largest component of the credit portfolio. In the past, the Bank was able to originate high quality loans at a positive spread to its prime lending rate. In the current market, these spreads have diminished and the market has dictated that many of these same loans are now originated at or below the prime rate. Management anticipates that these conditions will continue in the foreseeable future.

            Despite the lower interest rate environment, the Bank was able to improve the yield on its investment security portfolio. The average yield earned on investment securities was 5.70% in 1996 compared to 5.57% in 1995, an increase of 13 basis points. The increase was attributable to the improved management of the investment securities portfolio, along with the addition of higher yielding securities which were funded with maturing securities with lower interest rates.

            The aggregate yield paid for interest bearing deposits and both long- and short-term debt was 5.53% in 1996, a decrease of 12 basis points compared to 1995. In 1996, the Bank relied increasingly on FHLB borrowings, which were a more cost-effective funding source than retail deposits. The slight decrease in rates paid on liabilities relative to the larger decrease in rates earned on total interest bearing assets also was attributable to the highly competitive market for retail deposits. When compared to other market areas, the St. Louis SMSA is substantially more competitive with respect to consumer deposit pricing. The Company believes this market condition will continue in the foreseeable future.

            In addition to the competitive deposit market, the Bank offered a money market deposit promotion through the first four months of 1996, which management considered to be successful. From time to time, the Bank has selectively run deposit promotions in order to augment its funding and liquidity needs. During 1996, the average yield on money market accounts increased to 4.88% from 4.23% in 1995. This 65 basis point increase resulted from the higher yield paid in order to attract deposits in the extremely competitive deposit market and accounted for 71% of the total increase in interest paid to depositors in 1996 compared to 1995. The average balance of money market accounts increased $40.0 million during this period, from $20.1 million in 1995, to $61.1 million in 1996, consequently increasing interest paid on money market accounts $2.1 million from $851,000 in 1995 to $3.0 million in 1996. The introductory rate on these accounts was guaranteed for an initial six-month period and subsequently, on May 1, 1996, the Bank lowered the interest rate paid on the highest tier for the Allegiant Green Money Market Accounts. This rate adjustment allowed the new yield to fall within the market average range and was intended to help alleviate some of the negative pressure on the net interest margin in the third and fourth quarters of 1996.

            In order to avoid running additional deposit promotions, the Bank increased its short-term debt as an alternative to paying above market averages for retail deposits. One bank in the St. Louis SMSA chose to run a one-year certificate of deposit promotion to yield 6.20% in the third quarter of 1996, whereas the Bank chose to borrow $10.0 million of shorter-term funds from the FHLB at a blended cost of 5.80%. The strategy allowed the Bank to access funds, with minimal administrative costs and without increasing the cost of its existing deposit base, which occurs when lower cost deposits mature and subsequently reprice at the higher special rate. However, one of the disadvantages of this strategy is that it increases the Bank's loan-to-deposit ratio, resulting in a ratio higher than that of its peers.

            The Bank also has utilized FHLB borrowings as a funding source in anticipation of the planned opening of an additional branch in second quarter of 1997, as well as a temporary source of funding until the Bank's two recently opened branches can attract increased levels of core deposits, which cost less than promotional deposits. The Bank opened its seventh and eighth branches in November 1995 (Des Peres) and in May 1996 (Mehlville), respectively. The Company expects that as these new branches mature, their core deposit base should fund the planned retirement of a substantial portion of the short-term debt. FHLB advances, when used in conjunction with deposit promotions and regular retail operations, offer flexibility and an attractive method to increase funding for loan growth. The Bank expects to utilize FHLB advances in the future, as the need arises.

            The following table sets forth the condensed average balance sheets for the years reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported:

                 Distribution of Average Assets, Liabilities and Shareholders' Equity and Interest Rates

                                                                     Year Ended December 31,
                             -------------------------------------------------------------------------------------------------------
                                          1996                                1995                                1994
                             -------------------------------     ---------------------------------   -------------------------------
                             Average  Int. Earned/  Average      Average   Int. Earned/  Average     Average  Int. Earned/  Average
                             Balance     Paid      Yield<F1>     Balance      Paid       Yield<F1>   Balance     Paid      Yield<F1>
                             -------------------------------     ---------------------------------   -------------------------------
                                                                       (Dollars in thousands)
Assets

Interest-earning assets:
Loans<F1>                   $ 232,314  $ 21,740     9.36%       $ 158,503    $ 15,995    10.09%      $  88,654    $ 8,213    9.26%
Taxable investment
  securities                   59,882     3,428     5.72           52,695       2,933     5.57          36,169      1,713    4.74
Non-taxable investment
  securities                    1,115        49     4.39              848          32     3.77             282         13    4.61
Federal funds sold              3,079       151     4.90            5,109         292     5.72           1,503         55    3.66
                            ---------  --------                 ---------    --------                ---------    -------
  Total interest earning
   assets                   $ 296,390  $ 25,368     8.56%       $ 217,155    $ 19,252     8.87%      $ 126,608    $ 9,994    7.89%
                            =========  ========                 =========    ========                =========    =======

Non-interest earning
  assets:
Cash and due from banks     $   6,382                           $   5,791                            $   3,592
Premises and equipment          4,698                               3,207                                2,264
Other assets                    3,915                               4,021                                2,022
Reserve for possible loan
  losses                       (2,401)                             (2,044)                              (1,020)
                            ---------                           ---------                            ---------
  Total assets              $ 308,984                           $ 228,130                            $ 133,466
                            =========                           =========                            =========

Liabilities and
  shareholders' equity

Interest bearing
  liabilities:
Money market accounts       $  61,144  $  2,986     4.88%       $  20,095    $    851     4.23%      $  16,592    $   498    3.00%
NOW accounts                    9,804       232     2.37            8,257         194     2.35           8,656        203    2.35
Savings deposits                6,985       227     3.25            6,751         262     3.88           3,497         87    2.49
Certificates of deposit       104,283     6,149     5.90           97,115       5,737     5.91          57,211      2,512    4.39
Certificates of deposit
  over $100,000                36,387     2,001     5.50           29,481       1,655     5.61           8,749        360    4.11
IRA certificates                7,673       465     6.06            6,022         348     5.78           3,425        164    4.79
                            ---------  --------                 ---------    --------                ---------    -------
  Total interest bearing
   deposits                   226,276    12,060     5.33          167,721       9,047     5.39          98,130      3,824    3.90
Federal funds purchased,
  repurchase agreements,
  and other short-term
  borrowings                   27,481     1,542     5.61           12,175         703     5.77           7,534        447    5.93
Long-term borrowings           17,482     1,397     7.99           18,336       1,456     7.94           7,477        313    4.19
                            ---------  --------                 ---------    --------                ---------    -------
  Total interest bearing
    liabilities             $ 271,239  $ 14,999     5.53%       $ 198,232    $ 11,206     5.65%      $ 113,141    $ 4,584    4.05%
                            ---------  --------                 ---------    --------                ---------    -------

Non-interest bearing
  liabilities and equity:
Demand deposits             $  21,312                           $  16,589                            $  11,240
Other liabilities               1,582                               1,572                                1,005
Shareholders' equity           14,851                              11,737                                8,080
                            ---------                           ---------                            ---------
  Total liabilities and
   shareholders' equity     $ 308,984                           $ 228,130                            $ 133,466
                            =========                           =========                            =========

  Net interest income                  $ 10,369                              $  8,046                             $ 5,410
                                       ========                              ========                             =======

  Net interest margin                               3.50%                                 3.71%                              4.27%

-----------------------------
<F1> Interest on non-accruing loans is not included for purposes of calculating yields.

            The following table sets forth for the periods indicated, the changes in interest income and interest expense which were attributable to changes in average volume and changes in average rates:

                                Changes in Interest Income and Expense--Volume and Rate Variances
                                                          1996                                           1995
                                                       Compared to                                    Compared to
                                                          1995                                           1994
                                   -----------------------------------------------   --------------------------------------------
                                                              Vol<F*>                                        Vol<F*>
                                   Volume<F1>    Yield<F2>     Rate     Net Change   Volume<F1>  Yield<F2>    Rate     Net Change
                                   ----------    ---------   --------   ----------   ----------  ---------  --------   ----------
Interest earned on:                                                   (Dollars in thousands)
Loans                              $  7,448    $  (1,162)    $  (541)    $  5,745    $  6,471    $   733    $   578    $  7,782
Taxable investment securities           399           85          12          496         783        300        137       1,220
Non-taxable securities                   12            3           1           16          26         (2)        (5)         19
Federal funds sold and
   other investments                   (116)         (41)         16         (141)        132         31         74         237
                                   --------    ---------     -------     --------    --------    -------    -------    --------
     Total interest income            7,743       (1,115)       (512)       6,116       7,412      1,062        784       9,258
                                   --------    ---------     -------     --------    --------    -------    -------    --------

Interest paid on:

Money market accounts                 1,738          130         266        2,134         105        205         43         353
NOW accounts                             36            2          --           38          (9)        --         --          (9)
Savings deposits                          9          (43)         (1)         (35)         81         49         45         175
Certificates of deposit                 423          (11)         (1)         411       1,752        868        605       3,225
Certificates of deposit
   over $100,000                        388          (34)         (8)         346         853        131        311       1,295
IRA certificates                         95           17           5          117         124         34         26         184

Federal funds purchased,
   repurchase agreements
   and other short-term
   borrowings                           884          (19)        (24)         841         216         85         52         353
Long-term borrowings                    (68)           9          --          (59)        595        184        267       1,046
                                   --------    ---------     -------     --------    --------    -------    -------    --------
     Total interest expense           3,506           51         236        3,793       3,717      1,556      1,349       6,622
                                   --------    ---------     -------     --------    --------    -------    -------    --------

     Net interest income           $  4,237    $  (1,166)    $  (748)    $  2,323    $  3,695    $  (493)   $   565    $  2,636
                                   ========    =========     =======     ========    ========    =======    =======    ========

                                                        1994
                                                     Compared to
                                                        1993
                                   -----------------------------------------------
                                                              Vol<F*>
                                   Volume<F1>    Yield<F2>     Rate     Net Change
                                   ----------    ---------   --------   ----------
Interest earned on:
Loans                              $  2,802    $     449     $   268     $  3,519
Taxable investment securities           703          124         112          939
Non-taxable securities                   13           --          --           13
Federal funds sold and
   other investments                    (73)          29         (18)         (62)
                                   --------    ---------     -------     --------
   Total interest income              3,445          602         362        4,409
                                   --------    ---------     -------     --------

Interest paid on:

Money market accounts                   115           10           3          128
NOW accounts                             32           (6)          1           27
Savings deposits                          6           (2)         --            4
Certificates of deposit                 632           82          34          748
Certificates of deposit
   over $100,000                        325           14          18          357
IRA certificates                         77           --          --           77

Federal funds purchased,
   repurchase agreements
   and other short-term
   borrowings                           264           18         129          411
Long-term borrowings                    301          (49)        (95)         157
                                   --------    ---------     -------     --------
   Total interest expense             1,752           67          90        1,909
                                   --------    ---------     -------     --------

   Net interest income             $  1,693    $     535     $   272     $  2,500
                                   ========    =========     =======     ========

-------------------------------
<F1> Change in volume multiplied by yield/rate of prior period.
<F2> Change in yield/rate multiplied by volume of prior period.

     Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the changes in each. Interest on non-accruing loans is not included for purposes of the tables above.

Provision For Loan Losses

            Consistent with the Bank's written loan policy, a reserve is set aside to offset possible future loan losses. This reserve is provided on a monthly basis at a rate determined by management based upon its review of the loan portfolio. The reserve for loan losses is increased by these provisions which are charged against income, and reduced by loans charged off, net of recoveries. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the portfolio, past loan loss experience, potential future loan losses on loans to specific customers and/or industries, and other pertinent factors that management believes require current recognition in estimating possible loan losses.

            For the year ended December 31, 1996, the provision for loan losses was $1.4 million compared to $977,000 for 1995, an increase of $471,000 or 48%. This increase in the annual provision for possible loan losses, reflects the increases in total loans outstanding. Net loans charged off during 1996 were $478,000 compared to $302,000 during 1995. This increase includes a $252,000 charge off associated with the third quarter liquidation of problem assets associated with the failure of a certain borrower's real estate developments. Total recoveries for the twelve months ended December 31, 1996 were $67,000 compared to $21,000 in the corresponding period in 1995.

   The following table summarizes, for the periods indicated, activity in the Bank's allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

                          Summary of Loan Loss Experience and Related Information--Allocation
                                            of the Allowance For Loan Losses
                                                                             Year Ended December 31,
                                                         -----------------------------------------------------------
                                                            1996        1995        1994        1993          1992
                                                         ---------   ---------   ---------    --------      --------
                                                                            (Dollars in thousands)
Allowance for possible loan losses
 (beginning of period)                                   $   2,130   $   1,455   $     775    $    550      $    438
Loans charged off:
 Commercial, financial, agricultural,
   municipal and industrial development                       (113)       (183)       (165)         (3)           --
 Real estate--mortgage                                        (364)        (82)        (31)         --           (15)
 Installment and consumer                                      (68)        (58)        (10)         (7)           (7)
 Other loans                                                    --          --          --          --            --
                                                         ---------   ---------   ---------    --------      --------
Total loans charged off                                       (545)       (323)       (206)        (10)          (22)
                                                         ---------   ---------   ---------    --------      --------

Recoveries of loans previously charged off:
 Commercial, financial, agricultural,
   municipal and industrial development                         54          11          35          --             3
 Real estate--mortgage                                           3          --          --          --            23
 Installment and consumer                                       10          10           2           2            --
 Other loans                                                    --          --          --          --            --
                                                         ---------   ---------   ---------    --------      --------
Total recoveries                                                67          21          37           2            26
                                                         ---------   ---------   ---------    --------      --------

Net loans charged off                                         (478)       (302)       (169)         (8)            4
                                                         ---------   ---------   ---------    --------      --------
Provision for possible loan losses                           1,448         977         849         233           108
                                                         ---------   ---------   ---------    --------      --------
Allowance for possible loan losses (end of period)       $   3,100   $   2,130   $   1,455    $    775      $    550
                                                         =========   =========   =========    ========      ========

Loans outstanding:
 Average                                                 $ 232,314   $ 158,503   $  88,654    $ 55,517      $ 39,987
 End of period                                             291,926     181,544     121,393      69,773        45,600


Ratios:

 Net charge-offs to average loans outstanding                 0.21%       0.19%       0.19%       0.01%        (0.01%)
 Net charge-offs to provision for loan losses                33.01%      30.91%      19.91%       3.43%        (3.70%)
 Provision for loan losses to average
   loans outstanding                                          0.62%       0.62%       0.96%       0.42%         0.27%
 Allowance for loan loss to total loans outstanding           1.06%       1.17%       1.20%       1.11%         1.21%

Allocation for possible loan losses at end of period:

 Commercial, financial, agricultural,
   municipal and industrial development                  $     833   $     467   $     315    $    218      $    154
 Real estate--construction                                     124         281          74          55            32
 Real estate--mortgage                                       1,153         818         471         341           226
 Installment loans to individuals                              142          90          93          60            50
 Lease financing                                                --          --          --          --            --
 Unallocated                                                   848         474         502         101            88
                                                         ---------   ---------   ---------    --------      --------

Total                                                    $   3,100   $   2,130   $   1,455    $    775      $    550
                                                         =========   =========   =========    ========      ========

Non-interest Income and Expense

            Non-interest income for 1996 and 1995, was $1.1 million and $654,000, respectively. This increase of $427,000, or 65%, was due to both the increased number of deposit accounts and the expanded base of service chargeable products offered to the Company's customers. Additionally, the Company has engaged in a cost improvement program which includes a revamping of the Bank's fee structure. The largest item attributable to the cost improvement program involved fees charged on overdrafts, which contributed approximately $74,000, or 7.0%, of the Bank's non-interest income during 1996. Other improvements stem from improved cash management, increases in charges for customer check supplies and an increase in installment loan fees. Management expects continued growth in non-interest income as new products are developed and offered to the Bank's customers. Net gains on the sale of securities contributed $49,000 to the increase in non-interest income for the twelve months ended December 31, 1996.

            For 1996, total non-interest expense was $7.0 million, compared to $5.6 million for 1995, an increase of 25%. This amount included an 27% increase in operating expenses and a 23% increase in salaries and employee benefits. A large portion of the increase in operating expenses was directly related to the operation of the newly opened Des Peres and Mehlville branches, as well as the development of the Allegiant Bank Operations Center. The remainder of the increase in operating expenses was attributable to expenditures for telephone, supplies, accounting fees and business development. These increases were attributable to the Bank's recent growth and represent the normal increases in regular business activities. Also included in this increase in non-interest expense is an investment in technology. Management believes that investment in information technology will yield future benefits in the form of increased efficiency and profitability, as the Bank will be able to offer new service chargeable products to more closely match its customers' needs.

            The increase in salary and employee benefits resulted from a change in the employee mix. Full-time support staff positions were reduced while management level employees were hired to increase efficiency and expand the Company's market coverage. In addition, experienced customer service representatives were hired to operate the new Des Peres and Mehlville branches. This change in the personnel profile was reflected in the increased costs associated with salaries and employee benefits, despite only a nominal increase in the number of full-time equivalent employees. As of December 31, 1996, Allegiant Bank employed 98 full-time equivalent employees compared to 92 full-time equivalent employees at December 31, 1995. Additionally, as the banking industry continues to consolidate, the Bank plans to hire additional qualified employees in 1997 from the pool of experienced workers expected to become available as local branches are closed in the wake of consolidation of larger institutions.

            Despite the additional costs associated with the opening of the two new branches and the Operations Center in 1996, the Company was able to improve its operating expense and operating efficiency ratios during 1996. The percentage of total operating expenses to total average assets improved to 2.27% in 1996, from 2.47% for 1995. The efficiency ratio decreased to 61.30% in 1996, from 64.66% during 1995. The efficiency ratio is considered a measure of the degree to which the Company leverages overhead expenses. Another overhead management ratio, average assets per full-time equivalent employee, improved from $2.4 million per employee in 1995 to $3.2 million per employee in 1996. The Company attributes a substantial portion of these efficiency gains to the cost improvement program that it has undertaken. In addition to the Bank's increased efficiency, in 1995, the FDIC announced that deposit insurance premiums would be reduced from $.23 per $100 to the base amount of $2,000 per year. As a result, the Company's deposit insurance premiums expense decreased $148,000 in 1996, compared to 1995.

            The following table sets forth the Company's summary consolidated non-interest income and expense for the years indicated:

                                                  Year Ended December 31,
                                                --------------------------
                                                   1996            1995
                                                ----------      ----------
                                                      (In thousands)
Non-interest income:

Other non-interest income                             455             265
Overdraft fees                                        363             231
Service charges                                       214             162
Gain (loss) on the sale of securities                  49              (4)
                                                ---------       ---------

  Total non-interest income                     $   1,081       $     654
                                                =========       =========

Non-interest expense:

Salaries and employee benefits                  $   3,455       $   2,809
Other non-interest expense                          2,033           1,523
Depreciation of buildings and fixed assets            604             426
Expense on premises and fixed assets                  338             270
Supplies                                              202             157
Rent expense                                          149             121
Directors' fees                                       122              73
Advertising                                           106              88
FDIC assessment                                        10             158
                                                ---------       ---------

  Total non-interest expense                    $   7,019       $   5,625
                                                =========       =========

            In December 1994, the Company's Board of Directors approved the Phantom Stock Plan (the "Plan") for the President of the Company, under which the Company agreed to pay a cash award to the President based upon the increase in book value of 48,400 shares of the Company's Common Stock, from December 31, 1994 until the earlier of: (i) December 31, 1998; or (ii) the end of the year immediately preceding the year that the President's employment with the Company terminates. The Company has accrued approximately $93,000 of the amount payable under the Plan as non-interest expense for salaries and employee benefits (including $38,000 in 1996).

FINANCIAL CONDITION

           At December 31, 1996, the Bank's total assets rose to $377.6 million, an increase of $97.2 million or 35% from December 31, 1995. This growth was primarily attributable to the $110.4 million increase in loans outstanding, comprised principally of $50.1 million in one- to four-family mortgages. Fed funds sold decreased 24% to $10.8 million at December 31, 1996, from $14.2 million at December 31, 1995. This decrease was due to the funding of increased loan production. Investment securities decreased 17% from $73.2 million at December 31, 1995 to $60.6 million at December 31, 1996. This decrease was primarily attributable to the maturity of short-term securities, purchased to maximize the spread to fed funds. The proceeds from these maturities were used to fund the limited deposit run-off resulting from the second quarter repricing of the deposit promotion offered in the first half of 1996 along with the increased loan growth experienced in 1996.

            Short-term investments held at December 31, 1995 included a match funding of an unusually large money market deposit account which was to be held at the Bank for an undetermined period of time. The investments were laddered so that a large withdrawal from the account would not threaten the Bank's liquidity position, as well as to maximize return on the funds while they where held at the Bank. The customer withdrew the funds in early 1996 and the short-term investments were not replaced as they matured.

Asset/Liability Management

            The main objective of the Bank's asset/liability management strategy is the effective monitoring and control of interest rate sensitivity, both on and off the Bank's balance sheet. The Company's Asset/Liability Committee monitors the interest rate sensitivity of the balance sheet on a bi-weekly basis. The committee reviews asset and liability repricing in the context of current and possible future interest rate scenarios affecting the economic climate in the Company's market area. The objective of the committee is to minimize the Company's earnings sensitivity when subjected to volatile interest rate movements, while maintaining a net interest margin to support the Company's strategic objectives.

            Management's strategy toward positioning the Bank for interest rate movements is three-fold. First, policies for non-real estate lending, deposit and investment functions call for all significant investments and/or fundings to be less than five years in maturity. Most non-real estate loans originated at the Bank are three years or less in maturity. The real estate mortgage loans held in the portfolio are made up of one-, two- and three-year adjustable-rate loans which have a reduced exposure to interest rate risk due to their periodic interest rate adjustments. Second, management seeks to adapt to a changing interest rate environment by altering the mix of floating- and fixed-rate commercial loans and investment securities, subject to prevailing market conditions. Third, management offers promotional deposit rates for certain maturity tranches in order to attain its targeted maturity schedule for time deposits. In addition, the continual systematic renewal of a portion of the deposit base allows for the mitigation of a segment of the interest rate risk associated with deposit re-pricing. This also has been accomplished in the investment portfolio with the implementation of the "laddered" maturity schedule, targeting an average duration of three years.

            Several tools are utilized in the measurement of the Bank's balance sheet rate sensitivity. The Bank's mainframe system produces several asset and liability management reports, such as the gap analysis of periodic interest rate adjustments, modeled by final maturity and repricing frequency for both assets and liabilities. Another system involves a simulation model which is used to forecast changes to the balance sheet under four different rate scenarios. The model shows changes to shareholders' equity and net income under rising, falling, stable and management's forecast of likely rate scenarios. The results of these models are reviewed by the Bank's Asset/Liability Committee and considered when adjusting the Bank's relative asset and liability position.

            Historically, interest rates on a large percentage of the Bank's loans have adjusted with the prime lending rate or comparable indices. Additionally, a large amount of the investment securities in the portfolio are variable-rate in nature, and are subject to quarterly or more frequent interest rate adjustments. The implications of a positive gap vary according to trends in short- and long-term interest rates. In a rising rate environment, assets tend to reprice more quickly than liabilities, resulting in an increased spread to the Bank. In a falling rate environment, assets tend to reprice downward more quickly than liabilities, causing a tightening of the spread. The Bank's target gap range is 80% to 135% in the zero- to three-month category, and 75% to 125% in the one-year category. The gap as of December 31, 1996 was within the guidelines of the policy.

            The following table presents the Company's interest rate position for various time bands, as of December 31, 1996. This model does not take into consideration interest rate caps or floors:

                                                 0 to 3           4 to 12          1 to 5           Over
                                                 Months           Months           Months          5 Years          Total
                                               ----------       ----------       ----------       ---------       ----------
                                                                         (Dollars in thousands)
Earning Assets:
 Loans                                         $  161,606       $   56,894       $   67,380       $   6,046       $  291,926
 Investment securities <F1>                        25,715           13,428           19,682             500           59,325
 Non-taxable investment securities                     25              205              542             427            1,199
 Other short-term investments                      10,775               --               --              --           10,775
                                               ----------       ----------       ----------       ---------       ----------
   Total earning assets                        $  196,121       $   70,527       $   87,604       $   6,973       $  363,225
                                               ==========       ==========       ==========       =========       ==========

Funding Sources:
 Money market accounts                             74,490               --               --              --           74,490
 NOW accounts                                      10,711               --               --              --           10,711
 Savings                                            6,083               --               --              --            6,083
 Time deposits                                     21,979           68,538           37,166              66          127,749
 Time deposits over $100,000                       31,349           15,306            4,170              --           50,825
 IRAs                                               1,828            3,963            2,935              21            8,748
 Repurchase agreements                              7,278              523              536              --            8,337
 Short-term FHLB borrowings                        10,150           17,650               --              --           27,800
 Long-term FHLB borrowings                             --               --            7,000              --            7,000
 Long-term borrowings--other                           --               --            4,400           3,263            7,663
                                               ----------       ----------       ----------       ---------       ----------
   Total funding sources                       $  163,869       $  105,980       $   56,207       $   3,350       $  329,406
                                               ==========       ==========       ==========       =========       ==========

Interest sensitivity gap--$                    $   34,252       ($  35,453)      $   31,397       $   3,623       $   33,819
Interest sensitivity gap--%                        120.90%           66.55%          155.86%         208.15%          110.27%

Cumulative gap--$                              $   34,252       ($   1,201)      $   30,196       $  33,819
Cumulative gap--%                                  120.90%           99.55%          109.26%         110.27%

Gap as a percentage of total
 earning assets                                      9.43%           (0.33%)           8.31%           9.31%

----------------------------
<F1>  Investment securities include mortgage-backed securities which have effective maturities based upon current market conditions. This stratification is based on management's estimates in relation to the historical trends of these types of securities.

Risk Management

            The Company's objective in structuring the balance sheet is to maximize the return on shareholders' equity while prudently managing the associated risks. The principal risks involved in the banking industry are regulatory, credit, exposure to local economic conditions and interest rate risks. The following is a discussion of the Company's management of these risks.

            Regulatory Risk. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the FDIC and the Missouri Division of Finance (the "Division of Finance"), while the Company is subject to regulation and supervision by the Federal Reserve Bank ("FRB"). The burden imposed by Federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. In addition, legislative reactions to the problems of the thrift industry have added to the regulatory burden on banks.

            Credit Risk. The greatest risk facing lenders is generally credit risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of the loan agreements. The Bank historically has experienced relatively low levels of loan losses. Management attributes these loan loss rates to the Bank's emphasis on tangible asset lending, generally securing loans with real estate. Pursuant to its loan monitoring policy, the Bank reported net loan chargeoffs of $478,000 during 1996, or 0.21% of average loans outstanding, an increase from 0.19% of average loans charged off in 1995. As of December 31, 1996, the ratio of non-performing loans to total loans was .24%, an increase from .17% at December 31, 1995.

            Exposure to Local Economic Conditions. The Bank's concentration of loans in the St. Louis SMSA exposes it to risks resulting from changes in the local economy. While the Bank's market area for loans extends throughout most of Eastern and Northeastern Missouri and Southern Illinois, its lending operations are concentrated in the St. Louis SMSA. The percentage of loans secured by St. Louis SMSA real estate is significant. A dramatic drop in St. Louis area real estate values would adversely affect the quality of the loan portfolio. Of the amount of commercial real estate loans, a majority is to businesses that occupy and use the real estate. The risk of default with users of the property normally has been lower than with other segments of the commercial real estate market.

            Interest Rate Risk. The Bank's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Although the Company believes that the maturities of the Bank's assets are appropriately balanced in relation to maturities of liabilities ("gap management"), gap management is not an exact science. Rather, it involves estimating how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Company.

Loans

            Loans, the largest component of interest earning assets, increased 61% from year-end 1995 to December 31, 1996. This growth was attributable to a 85% increase in commercial loans, a 58% increase in real estate loans and a 44% increase in consumer loans. The increase in commercial loans was largely due to marketing efforts of the Bank's commercial loan team, strengthened by the recent additions of personnel recruited from competing banks in the area. Many of these loan officers were able to transfer business relationships with them. Commercial loans increased $34.6 million, from $40.5 million on December 31, 1995 to $75.1 million on December 31, 1996. The majority of these loans are tied to Allegiant's Corporate Market Rate (which generally moves with the national prime lending rate) and tend to be the Bank's most profitable loans.

            The commercial loan portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, wholesaling, retailing, agribusiness, financial services and other service business. Emphasis is upon middle-market and community businesses with known local management and financial stability. Consistent with the Bank's strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Real estate is often a material component of collateral for the commercial and industrial loans even though cash flows are unrelated to the real estate. This real estate provides the Company with additional collateral protection.

            While the Company traditionally has focused on small- to mid-sized commercial lending, the Mortgage Company has enabled the Company to increase its earning assets by expanding its mortgage lending activities.
The largest component of the Bank's loan portfolio consists of real estate mortgage loans, which increased $72.1 million from $124.1 million at December 31, 1995 to $196.1 million at

December 31, 1996. The majority of this increase was in one- to four-family adjustable-rate mortgages, which tend to be lower risk in nature. The Mortgage Company was the key contributor to this increase in mortgage loan production, posting a record twelve-month performance in 1996 with $72.2 million in loans originated.

            The growth in consumer loans was attributable to the improved management of the consumer loan portfolio, along with the introduction of the new HECL product. In the first year of production, 180 HECL loans were originated with $9.1 million committed and $5.4 million in balances outstanding. Performance in this area has exceeded management's expectations. These loans were offered at a low introductory rate and will reprice in the first quarter of 1997.

                                Loan Portfolio--Maturities and Sensitivities of Loans

                                                                   December 31, 1996
                              ------------------------------------------------------------------------------------------
                                               Maturing After One Year              Maturing After
                              Maturing in         Through Five Years                  Five Years
                               One Year        ------------------------        -----------------------
                               or Less         Fixed-rate      Variable        Fixed-rate     Variable          Total
                             ----------------------------      --------        ----------     --------          -----
                                                                  (In thousands)
Commercial, financial,
  agricultural, municipal
  and industrial
  development                $   55,384        $  7,703        $  6,417        $    287        $  5,338        $  75,129
Real estate                      84,064          47,465          13,326           2,522          57,493          204,870
Installment                       8,691           2,916               2              17              --           11,626
Other                                50             251              --              --              --              301
                             ----------        --------        --------        --------        --------        ---------
Total loans                  $  148,189        $ 58,335        $ 19,745        $  2,826        $ 62,831        $ 291,926
                             ==========        ========        ========        ========        ========        =========

            The following table summarizes the composition of the Bank's loan portfolio for the periods indicated:

                                              Loan Portfolio--Types of Loans
                                                                              December 31,
                                    -----------------------------------------------------------------------------------------------
                                            1996              1995                1994                 1993               1992
                                    ------------------  ---------------     ----------------    ----------------    ---------------
                                              Percent           Percent              Percent             Percent            Percent
                                                 of                of                   of                  of                 of
                                               Total             Total                Total               Total              Total
                                    Amount     Loans    Amount   Loans      Amount    Loans     Amount    Loans     Amount   Loans
                                    ------    --------  ------  --------    ------   -------    ------   -------    ------  -------
                                                                     (Dollars in thousands)
Commercial, financial,
 agricultural, municipal
 and industrial development       $  75,129   25.75%  $  40,518   22.32%  $  30,353   25.00%  $  19,954   28.60%  $  13,198   28.94%
Real estate--construction             8,763    3.00       8,777    4.83       5,504    4.53       1,403    2.01         806    1.77
Real estate--mortgage:
 One- to four-family residential    121,386   41.58      71,260   39.25      47,109   38.81      26,699   38.27      16,877   37.01
 Multi-family and commercial         74,721   25.60      52,795   29.08      31,813   26.21      16,899   24.22      10,702   23.47
Consumer and other                   12,084    4.14       8,379    4.62       6,881    5.67       4,959    7.11       4,119    9.03
Less unearned income                   (157)   (.05)       (185)  (0.10)       (267)  (0.22)       (141)  (0.20)       (102)  (0.22)
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
 Total loans<F1>                  $ 291,926  100.00%  $ 181,544  100.00%  $ 121,393  100.00%  $  69,773  100.00%  $  45,600  100.00%
                                  =========  ======   =========  ======   =========  ======   =========  ======   =========  ======

----------------------
<F1> The Bank had no outstanding foreign loans at the dates reported.

Investments

          Investment securities decreased $12.7 million during 1996 to $60.6 million at December 31, 1996. A substantial portion of this decrease was due to the run-off of an unusually large money market deposit account which was match-funded with short-term securities. The remainder of the decrease in investment securities was used to fund increased loan growth in 1996. These short-term debt instruments, or discount notes, are typically held in larger denominations and mature within 90 days from the date of purchase. The Bank generally invests in discount notes in order to maximize yield versus simply investing the funds in the overnight Fed Funds market. The increase in the aggregate amount of short-term securities at the beginning of the year reflected the Company's assessment of opportunities available given the shape of the existing yield curve and the yield pick up associated with this investment strategy at the time of the purchase. In addition, some longer-term securities were called away from the Bank, due to the relative decrease in interest rates during the first quarter of 1996.

          Management has implemented an investment strategy which places relatively less emphasis on marginal yield, and relatively more emphasis on stable average market yield. This investment approach minimizes the portfolio's exposure to interest rate risk by diluting the effects of a volatile market, which in turn offers a more balanced total return. In 1995, the Bank implemented this investment strategy involving a three-year laddered portfolio. The goal of a laddered portfolio is to minimize reinvestment risk, or the risk of investing large amounts at the same interest rate. The ladder allows for a uniform portion of the portfolio to mature each month to be reinvested three years out in million dollar segments. Because the Bank is not investing the funds all at once, the portfolio generally yields the normal average market rate, where the high rates match off with the low rates to arrive at a stable blended average. Another advantage of the three-year ladder is the relatively low volatility associated with the purchase of shorter term securities due to the lower level of duration. This strategy has resulted in less unrealized loss that reduces shareholders' equity. The Bank will continue to target a laddered investment strategy, purchasing a mix of fixed-rate U.S. Treasury and agency issues as well as callable agency securities. Remaining investments include mostly municipal securities from primarily local issuers. Consequently, there has been minimal credit risk related to the Company's investment portfolio.

          The Bank generally holds investment securities for three reasons:
(i) as a secondary source of liquidity to fund additional loans as well as managing deposit run-off as such situations arise; (ii) as instruments to pledge against public deposits and repurchase agreements; and (iii) to generate a yield of return that outperforms the yield of merely holding excess cash in the overnight Fed Funds market. A strategy implemented in 1995 that allows the Bank to achieve all three of these goals is the creation of mortgage-backed securities. This strategy allows the Bank to move previously booked loans to the securities section of the balance sheet, achieving an attractive yield for the Bank's bond portfolio and more importantly, increases the liquidity of those earning assets while virtually eliminating credit risk with a FNMA guarantee. However, the Bank sustains some loss in yield when securitizing these assets in the form of a guarantee fee paid to FNMA. The 17% decrease in investment securities for the year ended December 31, 1996, occurred despite the addition of $9.2 million in adjustable-rate mortgage-backed securities described above. These securities were created as a result of a mortgage loan swap with FNMA in which the Bank traded $9.2 million in adjustable-rate mortgages for the same amount in mortgage-backed securities. The Bank plans to swap mortgages for additional securities in 1997 and thereafter as part of its regular course of operations.

          The book value of investment securities for the periods indicated were as follows:

                             Investment Portfolio

                                                       December 31,
                                       -------------------------------------------
                                          1996            1995             1994
                                       ---------        ---------        ---------
                                                     (In thousands)
United States Treasury securities      $   7,941        $   5,017        $   7,025
Obligations of other United States
   government agencies                    46,717           64,697           31,232
Federal Home Loan Bank stock               4,462            2,645            2,278
States and political subdivisions          1,199              930              503
Less unrealized gain (loss) on
  securities available-for-sale               35             (136)            (150)
Other                                        205               58               --
                                       ---------        ---------        ---------
   Total                               $  60,559        $  73,211        $  40,888
                                       =========        =========        =========

            The maturities and yield information of the investment securities portfolio as of December 31, 1996 was as follows:

                                          Investment Portfolio--Maturities and Yields

                                                Weighted    Over One    Weighted  Over Five  Weighted                 Weighted
                                      One Year  Average     Through     Average   Through    Average   Over Ten       Average
                                      or Less    Yield     Five Years    Yield    Ten Years   Yield     Years          Yield
                                      --------  --------   ----------   --------  ---------  --------  --------       --------
                                                                      (Dollars in thousands)
United States Treasury securities    $  1,505     4.96%    $  6,436      6.10%  $     --        --%   $      --           --%
Obligations of United States
  government agencies                   9,199     4.54       18,887      5.52        500      6.69       18,131<F1>     6.24
Federal Home Loan Bank stock            4,462     7.00           --                   --                     --
States and political subdivisions         230     4.49          542      5.59        400      5.31           27         5.00
Less unrealized loss on securities
  held available-for-sale                  35       --           --        --         --        --           --           --
Other                                      --       --          205        --         --        --           --           --
                                     --------              --------             --------              ---------
--
Total investment securities          $ 15,431     5.29%    $ 26,070      5.62%  $    900      6.08%   $  18,158         6.24%
                                     ========              ========             ========              =========

Total portfolio                                                                                       $  60,559         5.70%
                                                                                                      =========

-------------------------------------
<F1> Securities are adjustable-rate mortgages tied to the one-year Constant
     Maturity Treasury index. Due to principal prepayments, management estimates these securities will have an estimated life of five to seven years during normal market conditions.

Asset Quality

            The Bank's allowance for possible loan losses increased 46%, from $2.1 million on December 31, 1995 to $3.1 million on December 31, 1996. The majority of this increase was due to the provision of $1.4 million to the reserve for possible loan losses during 1996. The reserve for loan losses is budgeted by using a risk weighting system based upon the different risk categories of loans. The allowance for loan losses to total loans decreased to 1.06% at December 31, 1996 from 1.17% at December 30, 1995. This decrease takes into account the increased percentage of the loan portfolio represented by one- to four-family mortgage loans, which tend to exhibit lower levels of credit risk. The Company believes that the allowance for possible loan losses at December 31, 1996 was adequate to reflect the credit risk in the loan portfolio. See "Results of Operations--Provision for Loan Losses."

            Non-performing assets increased to $692,000 at December 31, 1996, an increase of $384,000 from $318,000 as of December 31, 1995. The ratio of non-performing loans to total loans was 0.24% at December 31, 1996, compared to 0.17% as of December 31, 1995. The largest component of this increase in non-performing loans was a $228,000 increase in non-performing real estate construction loans.

            As an integral part of their examination process, the various regulatory agencies periodically review the Bank's allowances for possible loan losses. Such agencies have the authority to require the Bank to recognize additions to the reserve based upon their judgment. The Company believes that the allowances for possible loan losses at December 31, 1996 were consistent with applicable regulatory requirements.

            The following table summarizes, for the periods presented, non-performing assets by category:


                          Risk Elements--Nonaccrual, Past Due and Restructured Loans

                                                                                            December 31,
                                                                 ------------------------------------------------------------------
                                                                    1996          1995          1994           1993         1992
                                                                 ---------     ---------      ---------      ---------    ---------
                                                                                          (Dollars in thousands)
Commercial, financial, agricultural and all other loans:
  Past due 90 days or more                                       $       5     $     113      $      --      $      --    $      --
  Non-accrual                                                          207           109             40             --           --
  Restructured terms                                                    --            --             --             --           --

Real estate--construction:
  Past due 90 days or more                                             264            36             90             --           20
  Non-accrual                                                           84            20             35             11           --
  Restructured terms                                                    --             3             --             --           --

Real estate--mortgage:
  Past due 90 days or more                                              --            --             --             --           --
  Non-accrual                                                           --            --             --             --           --
  Restructured terms                                                    --            --             --             --           --

Installment loans to individuals:
  Past due 90 days or more                                              23            12              8             --            3
  Non-accrual                                                          109            15             --              3           --
  Restructured terms                                                    --            --             --             --           --
                                                                 ---------     ---------      ---------      ---------    ---------

Total non-performing loans:                                      $     692     $     308      $     173      $      14    $      23
                                                                 =========     =========      =========      =========    =========

  Other real estate                                                     --            10             25             --           --
                                                                 ---------     ---------      ---------      ---------    ---------

Total non-performing assets:                                     $     692     $     318      $     198      $      14    $      23
                                                                 =========     =========      =========      =========    =========

Gross interest income that would have been recorded
  in the period if the loans had been current in
  accordance with the original terms and had been
  outstanding throughout the period or since
  origination:
    Loans accounted for on
     a non-accrual basis                                         $      57     $      30      $      16      $       1    $       1
    Loans with restructured terms                                       --            --             --             --           --

Balance sheet information (at year-end):
  Total assets                                                   $ 377,564     $ 280,386      $ 171,927      $ 104,416    $  68,782
  Loans outstanding                                                291,926       181,544        121,393         69,733       45,600
  Shareholders' equity                                              16,386        13,938          8,453          7,487        3,894
  Allowance for possible loan loss                                   3,100         2,130          1,455            775          550

Ratios:
  Non-performing loans to total loans outstanding                     0.24%         0.17%          0.14%          0.02%        0.05%
  Non-performing assets to total assets                               0.18          0.11           0.12           0.01         0.03
  Non-performing loans to shareholders' equity                        4.22          2.28           2.34           0.19         0.59
  Reserve for possible loan losses to total loans                     1.06          1.17           1.20           1.11         1.21
  Reserve for possible loan losses
   to non-performing loans                                          447.98        691.56         841.04       5,535.71     2,391.30

 (Table continued on following page)



Percent of categories to total end-of-period loans:
  Commercial, financial, agricultural,
   municipal and industrial development                              25.74         22.32          25.00          28.60        28.94
  Real estate--construction                                           3.00          4.83           4.53           2.01         1.77
  Real estate--mortgage:
   One- to four-family residential                                   41.58         39.25          38.81          38.27        37.01
   Multi-family and commercial                                       25.60         29.08          26.21          24.22        23.47
  Installment and consumer                                            4.11          4.62           5.67           7.11         9.03
   Less unearned income                                              (0.05)         (.10)         (0.22)         (0.20)       (0.22)
                                                                 ---------     ---------      ---------      ---------    ---------
Total loans                                                         100.00%       100.00%        100.00%        100.00%      100.00%
                                                                 =========     =========      =========      =========    =========

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

            Corresponding to the growth in assets for the year ended December 31, 1996, total liabilities increased by $97.2 million. This increase included a $22.0 million increase in short-term borrowings. The majority of this funding was achieved with short-term advances secured from the FHLB of Des Moines. In addition, a small portion of the increase in short-term FHLB borrowings was due to a reclassification of longer-term advances which will mature within twelve months from December 31, 1996 and as such was re-classified as short-term. In the current interest rate environment, the Bank prefers to use these alternative sources of short-term funding in lieu of higher cost retail deposits gathered with deposit promotions.

Deposits

            As of December 31, 1996, aggregate deposits totaled $308.7 million, an increase of 33% or $77.4 million from $231.3 million as of December 31, 1995. This growth was principally attributable to a $31.0 million increase in certificates of deposit and a $20.6 million increase in money market accounts. In addition, certificates of deposit over $100,000 increased $17.7 million, while significant growth was achieved in demand deposit accounts, with an increase of $7.4 million or 34%. Slightly offsetting these increases was a 32% decrease in savings accounts, most of which was due to the re-pricing of Allegiant Green Savings Accounts. The majority of these funds was moved to the higher yielding money market accounts within the Bank.

            The Bank anticipates continued deposit growth in 1997, as the Mehlville and Des Peres branches mature, along with the addition of the new St. Peters branch which is expected to become operational in the first half of 1997. In addition to the new branch, the Bank plans to continue offering new products, such as the ones previously mentioned, in its effort to increase core deposits and attract long-term banking relationships. The following table summarizes deposit activity, along with the weighted average breakdown of each deposit type and the average yield paid on those deposits for the periods indicated:


                                                   Deposits

                                                                         December 31,
                            -------------------------------------------------------------------------------------------------------
                                       1996                                1995                                  1994
                            ----------------------------      -------------------------------     ---------------------------------
                                         Percent                             Percent                               Percent
                                        of Total                            of Total                              of Total
                            Amount      Deposits  Rate         Amount       Deposits    Rate        Amount        Deposits    Rate
                            ------      --------  ----         ------       --------    ----        ------        --------    ----
                                                                      (Dollars in thousands)
Demand deposits           $  29,406      9.53%       --%      $  21,966      9.50%        --%     $  15,785        11.70%       --%
NOW accounts                 10,711      3.47      2.37           9,087      3.93       2.35          8,394         6.22      2.37
Money market
 accounts                    74,490     24.13      4.88          53,905     23.30       4.23         18,771        13.92      3.00
Savings deposits              6,083      1.97      3.25           8,896      3.85       3.88          3,736         2.77      2.49
Certificates of deposit     128,407     41.60      5.90          97,460     42.13       5.91         69,688        51.67      4.39
Certificates of deposit
 over $100,000               50,825     16.47      5.50          33,140     14.33       5.61         14,453        10.72      4.11
IRA certificates              8,748      2.83      6.06           6,855      2.96       5.78          4,057         3.01      4.79
                          ---------    ------                 ---------    ------                 ---------       ------
 Total deposits           $ 308,670    100.00%     5.33%      $ 231,309    100.00%      5.39%     $ 134,884       100.00%     3.90%
                          =========    ======                 =========    ======                 =========       ======

    Amounts and Maturities of Time Deposits of $100,000 or More <F1>

                                                      December 31, 1996
                                                      -----------------
                                                        (In thousands)
Three months or less                                      $  30,526
Over three months through six months                          8,772
Over six through twelve months                                7,357
Over twelve months                                            4,170
                                                          ---------
  Total                                                   $  50,825
                                                          =========

----------------------
<F1> As of December 31, 1996 the Bank had no outstanding time certificates of deposit or time deposits in amount of $100,000 or more issued by foreign banking offices.

Liquidity Management

            The Bank seeks to maintain a level of liquidity which will provide a readily available source of funds for new loans, allowing it to meet loan commitments and other obligations on a timely basis. Historically, the Bank has been loan driven, which means that as loans have increased, the Bank has taken action to increase the level of core deposits and, depending on market conditions, access cost effective alternative sources of short-term funding.

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

            Certificates of deposit accounted for approximately 58% of the Bank's total deposits as of December 31, 1996. Many of such certificates of deposit were purchased by customers in response to promotions offering above-market interest rates. Payment of premium interest rates by the Bank adversely affects the Bank's interest rate spread. Moreover, the Bank's concentration of deposits in certificates of deposit could have a negative impact on the stability of its deposits as purchasers of certificates of deposit may not redeposit the proceeds of their certificates of deposit after the certificates of deposit mature, particularly if the Bank then is not offering promotional rates. There can be no assurance the concentration of the Bank's deposits in certificates of deposit will not have a material adverse effect on the Bank's future results of operation or liquidity.

            Management anticipates continued loan demand in the Bank's market area as bank consolidation continues and fewer middle market lenders serve the area. In order to maintain the flexibility to fund this growth, the Bank has entered into an agreement with the FHLB providing the Bank a credit facility secured by the Bank's assets with current availability of $71.8 million of which $34.8 million was outstanding as of December 31, 1996. This resource should provide the Bank the opportunity to expand further the loan portfolio with the flexibility to increase deposits when conditions best match the Bank's needs and resources.

            The following table summarizes short-term borrowings for the periods indicated:

                                             Average Short-Term Borrowings

                                                               Year Ended December 31,
                                        ---------------------------------------------------------------------
                                                 1996                    1995                    1994
                                        --------------------     -------------------     --------------------
                                        Average      Average     Average     Average     Average      Average
                                        Balance       Rate       Balance       Rate      Balance        Rate
                                        --------------------     -------------------     --------------------
                                                               (Dollars in thousands)
Federal funds purchased                 $  2,737       5.33%     $    679       6.27%    $  1,110        4.13%
Securities sold under agreement
 to repurchase and other
 short-term borrowings                    24,744       5.65%       11,496       5.75%       6,424        4.33%
                                        --------                 --------                --------

Total                                   $ 27,481       5.61%     $ 12,175       5.77%    $  7,534        5.93%
                                        ========                 ========                ========
Total maximum short-term borrowings
 outstanding at any month-end
 during the year                        $ 51,060                 $ 14,108                $ 17,406

            The Bank experienced a period of strong loan demand during the third quarter of 1996, which affected its short-term liquidity. A large portion of the loan demand was in the form of one- to four-family real estate loans, some of which were swapped for mortgage-backed securities during the fourth quarter of 1996. The Bank's Asset/Liability Committee monitors its liquidity position daily and seeks consistently to guard against an inadequate liquidity position.

            From December 31, 1995 to December 31, 1996, short-term borrowings increased substantially. The rates paid for these borrowings are significantly less than those required to increase the deposit base. This strategy benefited earnings, as well as improved efficiency by bringing in a large block of funding at one time. The Bank expects that borrowings maturing in 1997 will be replaced by similar borrowings if the rate advantage is still in existence. As of December 31, 1996, the Bank had approximately $58.3 million in availability from several borrowing sources, including commercial banks and the FHLB, and is now eligible for additionally discounted funds from the FHLB due to its "Outstanding" Community Reinvestment Act rating.

Capital Resources

            From December 31, 1995 to December 31, 1996, the Company's shareholders' equity increased from $13.9 million to $16.4 million, primarily due to net income of $1.8 million less dividends paid of $187,000 and the conversion of 504,000 in subordinated debentures into 57,728 shares of Common Stock in the fourth quarter of 1996. Over the years, issuance of Common Stock and net income has provided the majority of the Company's capital accumulation.

            The analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. At this time, the two primary criteria used in such analysis are the risk-based capital guidelines and the minimum capital to total assets or leverage ratio requirement. In general the standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

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

            As of December 31, 1996, the Company's and Bank's capital ratios were as follows:

                                                            Company           Bank
                                                         ------------      ----------
Risk-based capital ratio                                     8.55%          10.06%
Tier 1 capital ratio                                         6.10%           8.87%
Leverage ratio                                               4.38%           6.37%

            Management believes that a strong capital position provided by a mix of equity and qualifying long-term debt is essential to achieving the Company's long-term objectives. It provides safety and security for depositors, and it enhances the potential for increases in Company value for shareholders by providing opportunities for growth with the selective use of leverage.

            The Company's capital requirements have been financed through private offerings of debt and equity securities, retention of earnings after payment of dividends and borrowings from a commercial bank. The principal amount of the Company's bank stock loan was $4.4 million and matures in December 1999. The loan agreement contains certain restrictions on the Company's ability to pay cash dividends. Although there can be no assurance regarding the payment of future dividends, the Company believes the loan agreement will not inhibit its ability to pay regular dividends at the current rate. Additionally, the Company has $3.3 million of outstanding subordinated debentures due in 2002.

            In February 1997, the Company completed a rights offering in which it raised net proceeds of approximately $5.2 million and issued 567,750 shares of Common Stock to existing shareholders at a price of $9.375 per share. The Company believes that the proceeds of the rights offering, together with the above-described resources, will be sufficient to finance its capital requirements for planned operations and growth through at least the end of 1997.

            The capitalization of the Company as of December 31, 1996 was as follows:

                                                             December 31, 1996
                                                             -----------------
                                                               (In thousands)
Long-term debt:

  Note payable to financial institution, interest
   payable at prime (8.25% on December 31, 1996),
   due December 31, 1999. The note is secured by
   Bank stock                                                    $   4,400
  Notes payable to FHLB, various interest rates from
   5.62% to 7.87% principal balance due from
   January 12, 1998 to September 12, 2000.
   Secured by FHLB stock and certain loans                           7,000
  Subordinated debentures with certain shareholders,
   interest payable at prime plus 3% (with a minimum
   floor of 10%), maturing on May 31, 2002                           3,263
                                                                 ---------
            Total long-term debt                                 $  14,663
                                                                 ---------

Shareholders' equity:

  Common Stock, $.01 par value; 7,800,000 shares
   authorized; issued and outstanding 2,270,530<F1>              $      23
  Capital surplus                                                   15,983
  Retained earnings                                                    357
  Net unrealized depreciation on securities held
   available-for-sale                                                   23
                                                                 ---------
            Total shareholders' equity                              16,386<F1>
                                                                 ---------
            Total capitalization                                 $  31,049
                                                                 =========

------------
<F1> Subsequent to December 31, 1996, the Company completed a rights offering pursuant to which it received net proceeds of $5.2 million and issued 567,750 shares of Common Stock.

ACCOUNTING CHANGES

            In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, an amendment to SFAS No. 65, Accounting for Certain Mortgage Banking Activities. SFAS No. 122 requires entities to allocate the cost of acquiring or originating mortgage loans between the mortgage servicing rights and the loans, based on their relative fair values, if the entities sell or securitize the loans and retain the mortgage servicing rights. In addition, SFAS No. 122 requires entities to assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. The application of this pronouncement did not have a material effect on the financial statements of the Company.

            In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS allows companies to continue to account for their stock option plans in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if they had applied the new method. SFAS No. 123 is required to be adopted prospectively beginning January 1, 1996. The Company continues to account for stock option grants in accordance with APB 25 and, accordingly, recognizes no compensation expense for its stock option grants.

            In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. It also establishes new accounting requirements for pledged collateral. As issued, SFAS No. 125 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 except for certain provisions, which were deferred for one year. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Company.

ITEM 7.  FINANCIAL STATEMENTS

                 [Letterhead of BDO Seidman, LLP]



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Allegiant Bancorp, Inc.
St. Louis, Missouri

     We have audited the accompanying consolidated balance sheets of Allegiant Bancorp, Inc. (a Missouri corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allegiant Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                              /s/ BDO Seidman, LLP

St. Louis, Missouri
January 24, 1997,
except for Note 15
which is as of
February 24, 1997

                                                   ALLEGIANT BANCORP, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                                                           December 31,
                                                                                 -------------------------------
                                                                                    1996                  1995
                                                                                 ---------             ---------
                                                                                          (In thousands)
ASSETS:
------
Cash and due from banks                                                          $   7,554             $   5,483
Federal funds sold and other overnight investments                                  10,775                14,200
Investment securities (Notes 1, 6 and 7)
  Available-for-sale (at estimated market value)                                    22,073                28,000
  Held-to-maturity (approximate market value of
  $38,540,000 in 1996 and $45,042,000 in 1995)                                      38,487                45,211
Loans, net of allowance for possible loan losses of
  $3,100,000 in 1996 and $2,130,000 in 1995 (Notes 2, 6, 7 and 9)                  288,826               179,414
Premises and equipment (Note 3)                                                      5,514                 4,603
Accrued interest and other assets (Notes 4 and 5)                                    3,844                 2,906
Cost in excess of fair value of net assets acquired                                    491                   569
                                                                                 ---------             ---------
Total assets                                                                     $ 377,564             $ 280,386
                                                                                 =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Deposits:
  Non-interest bearing                                                           $  29,406             $  21,966
  Interest bearing                                                                 228,439               176,203
  Certificates of deposit of $100,000 or more                                       50,825                33,140
                                                                                 ---------             ---------
Total deposits                                                                     308,670               231,309
                                                                                 ---------             ---------
Short-term borrowings (Notes 1, 6 and 9)                                            36,137                14,108
Long-term debt (Notes 1, 7 and 9)                                                   14,663                19,719
Accrued expenses and other liabilities                                               1,708                 1,312
                                                                                 ---------             ---------
Total liabilities                                                                  361,178               266,448

Commitments and contingencies (Notes 10, 11, 12, 13 and 14)

Shareholders' equity (Notes 7, 8, 11, 15 and 16):
  Common Stock, $.01 par value - shares
  authorized, 7,800,000; issued and outstanding
  2,271,000 in 1996 and 2,187,937 in 1995                                               23                    18
Capital surplus                                                                     15,983                11,369
Retained earnings                                                                      357                 2,642
Net unrealized appreciation (depreciation) on securities available
  for sale                                                                              23                   (91)
                                                                                 ---------             ---------
Total shareholders' equity                                                          16,386                13,938
                                                                                 ---------             ---------
Total liabilities and shareholders' equity                                       $ 377,564             $ 280,386
                                                                                 =========             =========


        See accompanying summary of accounting policies and notes to consolidated financial statements.

                                            ALLEGIANT BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                                                      Years Ended December 31,
                                                                                 -----------------------------------
                                                                                    1996                    1995
                                                                                 -----------             -----------
                                                                                (In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans                                                       $    21,740             $    15,995
Investment securities                                                                  3,477                   2,965
Federal funds sold and overnight investments                                             151                     292
                                                                                 -----------             -----------
Total interest income                                                                 25,368                  19,252
                                                                                 -----------             -----------

INTEREST EXPENSE:
 Interest on deposits                                                                 12,060                   9,047
 Interest on short-term borrowings                                                     1,542                     703
 Interest on long-term debt                                                            1,397                   1,456
                                                                                 -----------             -----------
Total interest expense                                                                14,999                  11,206
                                                                                 -----------             -----------
Net interest income                                                                   10,369                   8,046

Provision for possible loan losses (Note 2)                                            1,448                     977
                                                                                 -----------             -----------
Net interest income after provision for possible loan losses                           8,921                   7,069
                                                                                 -----------             -----------

OTHER INCOME:
 Service charges on deposits and other fees                                            1,032                     658
 Net gain (loss) on sale of securities (Note 1)                                           49                      (4)
                                                                                 -----------             -----------
Total other income                                                                     1,081                     654
                                                                                 -----------             -----------

OTHER EXPENSES:
 Salaries and employee benefits (Note 10)                                              3,455                   2,809
 Occupancy and other operating expenses                                                3,564                   2,816
                                                                                 -----------             -----------
Total other expenses                                                                   7,019                   5,625
                                                                                 -----------             -----------

Income before income taxes                                                             2,983                   2,098

Provision for income taxes (Note 5)                                                    1,175                     823
                                                                                 -----------             -----------

Net income                                                                       $     1,808             $     1,275
                                                                                 ===========             ===========

PER SHARE DATA:
Primary:
  Average adjusted Common Shares outstanding                                       2,386,042               2,056,431
  Net income                                                                     $       .76             $       .62

Fully diluted:
  Average adjusted Common Shares outstanding                                       2,416,445               2,152,869
 Net income                                                                      $       .75             $       .61


      See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              ALLEGIANT BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                           Net
                                                                                                        Unrealized
                                                                                                        Appreciation
                                                                                                       (Depreciation)
                                                                                                        on Available-     Total
                                                          Common        Capital           Retained        for-Sale     Shareholders'
                                                          Stock         Surplus           Earnings       Securities       Equity
                                                          -----         -------           --------     --------------  ------------
                                                                                           (In thousands)
Balance, January 1, 1995                                  $   8        $   7,064        $   1,480        $   (99)        $   8,453
  Net income                                                 --               --            1,275             --             1,275
  Cash dividends declared                                    --               --             (113)            --              (113)
  Issuance of Common Stock coinciding with:
    Two-for-three stock split (Note 8)                        5               --               (5)            --                --
    Private placement                                         5            4,256               --             --             4,261
    Exercise of Common Stock Warrants                        --                8               --             --                 8
    Various stock issuance plans                             --               46               --             --                46
  Change in net unrealized gains (losses)
    on securities available-for-sale (Note 1)                --               --               --              8                 8
                                                          -----        ---------        ---------        -------         ---------

Balance, December 31, 1995                                   18           11,374            2,637            (91)           13,938
                                                          -----        ---------        ---------        -------         ---------

Net income                                                   --               --            1,808             --             1,808
  Cash dividends declared                                    --               --             (187)            --              (187)
  Issuance of Common Stock coinciding with:
    Stock dividends (Note 8)                                  4            3,897           (3,901)            --                --
    Conversion of Subordinate Debentures (Note 7)             1              503               --             --               504
    Exercise of Common Stock Warrants                        --               25               --             --                25
    Various stock issuance plans                             --              184               --             --               184
  Change in net unrealized gains (losses)
    on securities available-for-sale (Note 1)                --               --               --            114               114
                                                          -----        ---------        ---------        -------         ---------

Balance, December 31, 1996                                $  23        $  15,983        $     357        $    23         $  16,386
                                                          =====        =========        =========        =======         =========


      See accompanying summary of accounting policies and notes to consolidated financial statements.

                                        ALLEGIANT BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                                 -------------------------------
                                                                                   1996                  1995
                                                                                 ---------             ---------
                                                                                          (In thousands)
OPERATING ACTIVITIES:
  Net income                                                                     $   1,808             $   1,275
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                                     536                   520
     Provision for loan losses                                                       1,448                   977
     Net realized (gains) losses on securities available-for-sale                      (49)                    4
     Gain on sale of fixed assets                                                       --                    (6)
     Deferred tax provision                                                           (282)                 (176)
     Changes in assets and liabilities:
       Accrued interest receivable and
         other assets                                                                 (938)                 (727)
       Accrued expenses and other liabilities                                          768                   (24)
                                                                                 ---------             ---------
       Cash provided by operating activities                                         3,291                 1,891
                                                                                 ---------             ---------

INVESTING ACTIVITIES:

  Proceeds from maturities of securities held-to-maturity                           41,343                57,705
  Purchase of investment securities held-to-maturity                               (25,279)              (57,367)
  Proceeds from maturities of securities available-for-sale                         36,797                    75
  Proceeds from sales of securities available-for-sale                               3,882                   996
  Purchase of investments securities available-for-sale                            (34,457)              (21,420)
  Loans made to customers, net of repayments                                      (120,070)              (72,753)
  Additions to premises and equipment                                               (1,574)               (2,382)
  Proceeds from sale of fixed assets                                                    --                     8
                                                                                 ---------             ---------
       Cash used in investing activities                                           (99,358)              (95,138)
                                                                                 ---------             ---------

FINANCING ACTIVITIES:
  Net increase in deposits                                                          77,362                96,425
  Net increase (decrease) in short-term borrowings                                  22,029                (3,298)
  Proceeds from issuance of long-term debt                                              --                19,315
  Repayment of long-term debt                                                       (4,552)               (9,400)
  Proceeds from issuance of Common Stock                                                61                 4,223
  Payment of dividends                                                                (187)                 (113)
                                                                                 ---------             ---------
       Cash provided by financing activities                                        94,713               107,152
                                                                                 ---------             ---------
Net (decrease) increase in cash and cash equivalents                                (1,354)               13,905
Cash and cash equivalents, beginning of year                                        19,683                 5,778
                                                                                 ---------             ---------
Cash and cash equivalents, end of year                                           $  18,329             $  19,683
                                                                                 =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits and borrowings                                          $  14,750             $  10,346
    Income taxes                                                                     1,393                 1,392
                                                                                 =========             =========

  Noncash transactions:
    Transfers to other real estate owned in settlement of loans                  $      --             $      10
    Transfer from securities held-to-maturity to securities
      available-for-sale, net of tax effect                                             --                 7,707
    Loans securitized                                                                9,209                12,300
    Conversion of Subordinate Debt to Common Stock                                     504                    --
    Conversion of Directors' fees to Common Stock                                      148                    46
                                                                                 =========             =========

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                           ALLEGIANT BANCORP, INC.
                      SUMMARY OF ACCOUNTING POLICIES


      Basis of Accounting. The accompanying consolidated financial statements include the accounts of Allegiant Bancorp, Inc. (the "Company") and its subsidiaries, Allegiant Bank (the "Bank"), Allegiant Mortgage Company and Edge Mortgage Services, Inc. The financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices applicable to the banking industry. All significant intercompany transactions and balances have been eliminated.

      Business. The Bank provides a full range of banking services to individual and corporate customers in the St. Louis, Missouri metropolitan area as well as Northeast Missouri. The Bank is subject to intense competition from other financial institutions. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

      Investment Securities. At the time of purchase, the Company categorizes each security within its portfolio into one of the following three permitted classifications:

      Held-to-maturity securities are securities which the Company has the ability and positive intent to hold to maturity. Such securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. The adjusted cost of specific securities is used to compute gains and losses on sales and redemptions.

      Trading securities, including options used in trading activities, are purchased with the intent for resale within a short period of time in anticipation of short-term market movements, and are stated at estimated market value. Gains and losses, both realized and unrealized, on trading securities are included in other non-interest income.

      Available-for-sale securities include all debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading. Available-for-sale securities are stated at estimated market value. Unrealized holding gains and losses are reported net of taxes as a separate component of shareholders' equity until realized. Realized gains and losses are computed based on cost adjusted for amortization of premiums and accretion of discounts and included in other non-interest income.

      Dividends and interest income on all securities are included in interest income.

      Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

      Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

      Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

                           ALLEGIANT BANCORP, INC.
                      SUMMARY OF ACCOUNTING POLICIES

      The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

      The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

      Bank Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the individual assets for book purposes and accelerated methods for tax purposes. Ordinary maintenance and repairs are charged to operations as incurred.

      Mortgage Servicing Rights and Amortization. In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, which the Company adopted effective January 1, 1996. SFAS No. 122 amended SFAS
No. 65, Accounting for Certain Mortgage Banking Activities. The overall impact on the Company's financial statements of adopting SFAS No. 122 in 1996 was not significant.

      SFAS No. 122 requires the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Under SFAS No. 65, the cost of OMSRs was not recognized as an asset and was charged to earnings when the related loan was sold.

      Amortization of mortgage servicing rights is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

      SFAS No. 122 also requires that all capitalized mortgage servicing rights ("MSRs") be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. For purposes of measuring impairment, MSRs are stratified on the basis of interest rate and type of interest rate (fixed or adjustable).

      Real Estate Owned. Real estate acquired in settlement of loans is initially recorded at the lower of fair market value of the assets received (less estimated selling costs) or the recorded investment in the loan at date of foreclosure. Any adjustment to fair market value is charged against the allowance for real estate. Subsequent write-downs are charged against operating expense including charges relating

                           ALLEGIANT BANCORP, INC.
                      SUMMARY OF ACCOUNTING POLICIES

to operating, holding or disposing of the property. Real estate owned was approximately $-0- and $10,000 at December 31, 1996 and 1995, respectively.

      Cost in Excess of Fair Value of Net Assets Acquired. Goodwill, which represents the excess of the cost of purchased assets over the fair value of their net assets at date of acquisition, is being amortized on the straight-line method over 15 years.

      Income Taxes. Income taxes are accounted for under the asset and liability method in which deferred income taxes are recognized as a result of temporary differences between the financial reporting basis and the tax basis of the assets and liabilities of the Company.

      Earnings Per Share. Primary per share information is determined using the weighted average number of common and dilutive common equivalent shares outstanding. Fully diluted per share information assumes full conversion of all dilutive convertible securities into Common Stock at the later of the beginning of the year or the date of issuance of the dilutive convertible securities.

      Consolidated Statements of Cash Flows. For purposes of reporting cash flows, the Company considers cash and due from banks, federal funds sold and other overnight investments to be cash equivalents.

      Stock-Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price greater than or equal to the fair value of the shares at the date of grant. The Company continues to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). That Opinion requires that compensation cost related to fixed stock options plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants.

      In October 1995, the FASB issued its SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Pro forma net income and earnings per share, determined as if the Company had applied the new method, are disclosed within
Note 11.

      Reclassifications. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation. These reclassifications had no effect on net income.

      Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

                           ALLEGIANT BANCORP, INC.
                      SUMMARY OF ACCOUNTING POLICIES

      Accounting Changes. In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. It also establishes new accounting requirements for pledged collateral. As issued, SFAS No. 125 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 except for certain provisions, which were deferred for one year. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Company.

                           ALLEGIANT BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            NOTE 1.  INVESTMENT SECURITIES:

            Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows (in thousands):

                                                             Securities Available-for-Sale
                                                                        December 31,
                               --------------------------------------------------------------------------------------------------
                                                   1996                                                1995
                               --------------------------------------------         ---------------------------------------------
                                            Gross        Gross                                    Gross        Gross
                               Amortized  Unrealized   Unrealized     Fair          Amortized   Unrealized   Unrealized      Fair
                                 Cost       Gains        Losses       Value           Cost        Gains        Losses       Value
                               ---------  ----------   ----------     -----         ---------   ----------   ----------     -----

Federal Home Loan Bank
 stock                        $  4,462      $   --      $   --      $  4,462        $  2,645      $   --      $   --      $  2,645
U.S. government and
 agency securities              15,432          28         (64)       15,396          23,456          --        (188)       23,268
Mortgage-backed securities       1,939          71          --         2,010           1,977          52          --         2,029
Other equity securities            205          --          --           205              58          --          --            58
                              --------      ------      ------      --------        --------      ------      ------      --------
Total                         $ 22,038      $   99      ($  64)     $ 22,073        $ 28,136      $   52      ($ 188)     $ 28,000
                              ========      ======      ======      ========        ========      ======      ======      ========


                                                             Securities to be Held-to-Maturity
                                                                        December 31,
                               --------------------------------------------------------------------------------------------------
                                                   1996                                                1995
                               --------------------------------------------         ---------------------------------------------
                                            Gross        Gross                                    Gross        Gross
                               Amortized  Unrealized   Unrealized     Fair          Amortized   Unrealized   Unrealized      Fair
                                 Cost       Gains        Losses       Value           Cost        Gains        Losses       Value
                               ---------  ----------   ----------     -----         ---------   ----------   ----------     -----

U.S. government and
 agency securities            $ 21,096      $   35      ($ 229)     $ 20,902        $ 33,527      $   47      ($ 496)     $ 33,078
State and municipal
 securities                      1,199          20          --         1,219             930          15          --           945
Mortgage-backed securities      16,192         227          --        16,419          10,754         265          --        11,019
                              --------      ------      ------      --------        --------      ------      ------      --------
Total                         $ 38,487      $  282      ($ 229)     $ 38,540        $ 45,211      $  327      ($ 496)     $ 45,042
                              ========      ======      ======      ========        ========      ======      ======      ========

            Gross realized gains and gross realized losses on sale of securities available-for-sale were $56,000 and $7,000, respectively, in 1996 and $-0- and $4,000, respectively, in 1995.

            In 1996, the Bank securitized seven separate pools of adjustable-rate mortgages aggregating $9,209,000 into an equivalent number of Federal National Mortgage Association ("FNMA") mortgage-backed securities. These securities were recorded within the held-to-maturity category at the same amount. The Bank retained the servicing of these loans. There was no gain or loss on the sale of these loans.

            In 1995, the Bank securitized one pool of adjustable-rate mortgages aggregating $12,300,000 into two FNMA mortgage-backed securities. Of this aggregating amount, $10,300,000 was categorized as held-to-maturity and $2,000,000 was categorized as available-for-sale. The Bank retained the servicing of these loans. There was no gain or loss on the sale of these loans.

            At December 31, 1996 and 1995, the Bank did not have any loans for sale.

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            In accordance with the transition provisions of A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board in November 1995, the Bank transferred securities with an amortized cost of approximately $7,707,000 from the held-to-maturity to the available-for-sale category on December 28, 1995. The net unrealized loss on the securities transferred amounted to approximately $157,000. There were no securities transferred between categories for the year ended December 31, 1996.

            The scheduled maturities of securities held-to-maturity and securities (other than equity securities) available-for-sale at December 31, 1996, were as follows (in thousands):


                                                          December 31, 1996
                                        ----------------------------------------------------
                                         Securities to be Held-           Securities
                                              to-Maturity             Available-for-Sale
                                        -----------------------     ------------------------
                                        Amortized        Fair       Amortized         Fair
                                          Cost          Value          Cost          Value
                                        ---------     ---------     ---------      ---------
Due in one year or less                 $   4,230     $   4,219     $   6,704      $   6,668
Due from one year to five years            17,638        17,463         8,228          8,232
Due from five years to ten years              400           412           500            496
Due after ten years                            27            27            --             --
                                        ---------     ---------     ---------      ---------
 Subtotal                                  22,295        22,121        15,432         15,396
Mortgage-backed securities                 16,192        16,419         1,939          2,010
                                        ---------     ---------     ---------      ---------
Total                                   $  38,487     $  38,540     $  17,371      $  17,406
                                        =========     =========     =========      =========

            Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

            Investment securities with a carrying value of approximately $52,121,000 at December 31, 1996 and $24,518,000 at December 31, 1995 were pledged to secure public deposits, securities sold under the agreements to repurchase (Note 6) and for other purposes as required by law.

            As a member of the Federal Home Loan Bank system administered by the Federal Housing Finance Board, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Des Moines
(FHLB). The amount of capital stock must be equal to at least five percent of the Bank's total outstanding advances from the FHLB, divided by its mortgage-to-asset ratio, as defined. The stock is recorded at cost which represents redemption value.

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NOTE 2.  LOANS:

            The components of loans in the consolidated balance sheets were as follows (in thousands):

                                                       Year Ended December 31,
                                                     --------------------------
                                                        1996            1995
                                                     ----------      ----------
Commercial                                           $   75,129      $   40,518
Real estate                                             196,107         124,055
Real estate construction                                  8,763           8,777
Installment and other                                    12,084           8,379
                                                     ----------      ----------
Total loans                                             292,083         181,729
Net deferred loan fees, premiums and discounts             (157)           (185)
Allowance for possible loan losses                       (3,100)         (2,130)
                                                     ----------      ----------
Net loans                                            $  288,826      $  179,414
                                                     ==========      ==========

            An analysis of the change in the allowance for possible loan losses follows (in thousands):

                                                       Year Ended December 31,
                                                     --------------------------
                                                        1996            1995
                                                     ----------      ----------
Balance, beginning of period                         $    2,130      $    1,455
Loans charged off                                          (545)           (323)
Recoveries                                                   67              21
                                                     ----------      ----------
Net loans charged off                                      (478)           (302)
Provision for possible loan losses                        1,448             977
                                                     ----------      ----------
Balance, end of year                                 $    3,100      $    2,130
                                                     ==========      ==========


            A summary of impaired loans, which include non-accrual loans, at December 31, 1996, follows:

                                                                       Allowance for        Impaired Loans
                           Impaired Loans                                Losses on         With No Related
        Non-accrual        Continuing to         Total Impaired          Impaired           Allowance for
          Loans           Accrue Interest            Loans                 Loans             Loan Losses
        -----------       ---------------        --------------        -------------       ---------------
        $   147,000       $            --        $      147,000        $      41,000       $            --
        ===========       ===============        ==============        =============       ===============

            The average balance of impaired loans during 1996 was $196,000. Loans listed as impaired have been considered by Bank management in the loan loss reserve calculation.

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            A summary of interest income on non-accrual and other impaired loans for the year ended December 31, 1996, follows:

                                                        Impaired Loans
                                      Non-accrual        Continuing to
                                         Loans          Accrue Interest            Total
                                      -----------      ----------------            -----
Income recognized                      $      --           $     --              $      --
                                       =========           ========              =========

Interest income had interest accrued   $  18,000           $     --              $  18,000
                                       =========           ========              =========


            NOTE 3.  PREMISES AND EQUIPMENT:

            Components of premises and equipment included in the consolidated balance sheets at December 31, 1996 and 1995 were as follows (in thousands):

                                                                 December 31,
                                                         ----------------------------

                                                           1996               1995
                                                         ---------          ---------

Land                                                     $   1,515          $   1,171
Bank premises                                                2,542              2,106
Furniture, equipment and automobiles                         3,379              2,584
                                                         ---------          ---------
Total cost                                                   7,436              5,861
Less accumulated depreciation                               (1,922)            (1,258)
                                                         ---------          ---------
Net book value                                           $   5,514          $   4,603
                                                         =========          =========

            NOTE 4.  MORTGAGE SERVICING RIGHTS:


            The components of mortgage servicing rights were as follows (in thousands):

                                                          Years Ended December 31,
                                                        ---------------------------
                                                          1996               1995
                                                        --------           --------
Balance, beginning of period                            $   212            $   243
Additions                                                   103                 --
Amortization
  Scheduled                                                 (35)               (31)
  Unscheduled                                                --                 --
                                                        -------            -------
Balance, end of period                                  $   280            $   212
                                                        =======            =======

            As of December 31, 1996, the estimated fair value of the Company's capitalized mortgage servicing rights was in excess of its carrying value. Fair value is determined by discounting estimated not future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayments, among other assumptions.

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            NOTE 5.  INCOME TAXES:

            The Company's results include income tax expense as follows (in thousands):

                                                            Year Ended December 31,
                                                          ---------------------------
                                                             1996             1995
                                                          ----------       ----------
Current                                                   $   1,457        $     999
Deferred                                                       (282)            (176)
                                                          ---------        ---------
Total                                                     $   1,175        $     823
                                                          =========        =========

            The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are presented below (in thousands):

                                                                    December 31,
                                                              ------------------------
                                                                1996            1995
                                                              --------        --------
Deferred Tax Assets:
  Reserve for possible loan losses                            $    852        $    594
  Deferred loan fees                                                52              60
  Deferred compensation                                             32              19
  Mark-to-market securities adjustments                             12              --
  Other, net                                                        69              53
                                                              --------        --------
Total deferred tax assets                                        1,017             726
                                                              --------        --------
Deferred tax liabilities:
  Depreciation                                                    (226)           (241)
  Mark-to-market securities adjustments                             --             (45)
  Other                                                            (15)             (4)
                                                              --------        --------
Total deferred tax liabilities                                    (241)           (290)
                                                              --------        --------
Net deferred tax assets                                       $    776        $    436
                                                              ========        ========

            A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of December 31, 1996 or 1995, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

            Income tax expense as reported differs from the amounts computed by applying the statutory federal income tax rate to pre-tax income as follows (in thousands):

                                                            Year Ended December 31,
                                                          ---------------------------
                                                             1996             1995
                                                          ----------       ----------
Computed "expected" tax expense                           $    1,014       $      713
Tax-exempt income                                                (19)             (24)
State and local income taxes, net of federal tax
  benefits                                                       143              104
Goodwill amortization                                             23               23
Other, net                                                        14                7
                                                          ----------       ----------
Total tax expense                                         $    1,175       $      823
                                                          ==========       ==========

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            NOTE 6.  SHORT-TERM BORROWINGS:

            Short-term borrowings were as follows (in thousands):

                                                                      December 31,
                                                              ----------------------------
                                                                 1996              1995
                                                              ----------        ----------
Customer repurchase agreements                                $    8,337        $    4,108
FHLB repurchase agreement                                          3,300                --
FHLB advances                                                     24,500            10,000
                                                              ----------        ----------
Total short-term borrowings                                   $   36,137        $   14,108
                                                              ==========        ==========

            As collateral for the FHLB advances, the Bank has entered into a blanket agreement which pledges first mortgage loans with principal balances aggregating 150% of the outstanding advances.

            NOTE 7.  LONG-TERM DEBT:

            Long-term debt consisted of the following at year-end (in thousands):

                                                                                           December 31,
                                                                                  -----------------------------
                                                                                     1996               1995
                                                                                  ----------         ----------
Note payable to financial institution, interest
  payable quarterly at prime (8.25% on December 31, 1996),
  principal payments of $400,000 payable annually
  with the remaining balance due on December 31, 1999,
  secured by Bank stock                                                           $    4,400         $    4,800
Notes payable to FHLB, interest payable monthly at rates varying from 5.62% to 7.87%, principal balance due at maturity ranging from January 12, 1998 to September 12, 2000,
  secured by stock in FHLB and certain loans (Note 6)                                  7,000             11,100
Convertible subordinated debentures with certain
  shareholders, interest payable quarterly at prime plus 2%
  (with a minimum floor of 10%), maturing on
  September 30, 1999                                                                      --                504
Subordinated debentures with certain shareholders,
  interest payable quarterly at prime plus 3% (with a minimum
  floor of 10%), maturing on May 31, 2002                                              3,263              3,315
                                                                                  ----------         ----------
Total long-term debt                                                              $   14,663         $   19,719
                                                                                  ==========         ==========

            Under the terms of the note payable to the financial institution, the Company or its subsidiaries are required to maintain certain financial ratios and are limited with respect to cash dividends, capital expenditures and the incurrence of additional indebtedness without prior approval.

            In 1996, the Convertible Subordinated Debentures were converted into shares of the Company's Common Stock at a conversion price of $ 8.73 per share.

            The prime plus 3% Debentures are redeemable, in whole or in part, at the option of the Company, subject to certain conditions, and are subordinate to all senior debt of the Company.

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            A summary of annual principal reductions of long-term debt as of December 31, 1996 is as follows (in thousands):


                                              Annual
                                            Principal
                      Year                  Reductions
                      ----                  ----------
                      1997                  $    400
                      1998                     3,400
                      1999                     4,100
                      2000                     2,000
                      2001                        --
                   Thereafter                  4,763
                                            --------

                      Total                 $ 14,663
                                            ========

            NOTE 8.  STOCK DIVIDEND:

            On September 19, 1996, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on January 2, 1997, payable on January 15, 1997. The transaction was valued based on the closing market price of the Company's stock at the date of declaration. Retained earnings were charged to the extent available as a result of the increase of 206,346 shares of the Company's Common Stock.

            On October 19, 1995, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on January 2, 1996, paid on January 15, 1996. Retained earnings were charged $2,170,000 as a result of the increase of 180,821 shares of the Company's Common Stock.

            On October 20, 1994, the Company's Board of Directors approved a two-for-three stock split of the Company's Common Stock in the form of a stock dividend for shareholders of record as of December 15, 1994, subsequently paid on January 15, 1995. Common Stock was credited and capital surplus was charged for the aggregate par value of the shares that were issued. The stated par value of each share was not changed from $.01.

            All share and earnings per share disclosures have been restated to retroactively reflect the aforementioned stock dividends and stock split.

            NOTE 9.  RELATED PARTIES:

            The Company and the Bank have entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1996 and 1995 was $15,488,000 and $13,840,000, respectively. During 1996, new loans to such related parties amounted to $3,344,000 and repayments amounted to $1,696,000.

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Additionally, the Company issued subordinated debentures to certain shareholders in aggregate principal amount of $3,819,000 in 1995. See Note 7 for terms of the agreement.

            During 1995, the Company borrowed $1,200,000 from an affiliate of a company director and shareholder. The loan plus $12,000 in interest were repaid after one month.

            NOTE 10.  EMPLOYEE BENEFITS:

            The Company has a defined contribution pension plan in effect for substantially all full-time employees. Salaries and employee benefits expense include $29,977 in 1996 and $27,663 in 1995, for such plans. Contributions under the defined contribution plan are made at the discretion of Company management.

            NOTE 11.  INCENTIVE PLANS:

            Incentive Stock Options. At December 31, 1996, the Company had four stock-based compensation plans which are described below. As discussed in the Summary of Accounting Policies, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its incentive stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                          Years Ended December 31,
                                                         --------------------------
                                                            1996            1995
                                                         ----------      ----------
Net income                    As reported                $    1,808      $    1,275
                              Pro forma                       1,534           1,275

Primary earnings per share    As reported                       .76             .68
                              Pro forma                         .64             .68

Fully diluted earnings
  per share                   As reported                       .75             .67
                              Pro forma                         .63             .67

            As mentioned above, the Company has four fixed stock option plans. Under these plans, the Company may grant options to its directors and employees, in the aggregate, of up to 1,240,000 shares of common stock. The exercise price of each option equals or exceeds the market price of the Company's stock on the date of the grant. An option's maximum term is ten years.

            The fair value of each option granted in 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of .93 percent; risk-free interest rate of 6.41 percent; and expected lives of 5 years.

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            A summary of the status of the Company's fixed stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:


                                             1996                           1995
                                   -------------------------     ---------------------------
                                                   Weighted-                       Weighted-
                                                    Average                         Average
                                                   Exercise                        Exercise
                                    Shares           Price        Shares             Price
                                   --------        ---------     --------          ---------
Outstanding, beginning of period    339,958        $    5.72      347,017          $    5.73
Granted                             126,830            12.81           --                 --
Exercised                            (5,243)            5.72           --                 --
Canceled                               (220)           12.00       (7,059)              6.16
                                   --------                      --------
Outstanding, end of period          461,325             7.66      339,958               5.72
                                   ========                      ========

Options exercisable at year-end     434,540                       308,497

Weighted-average fair value of
  options granted during the year     $3.77                            --

            The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                   Weighted-
                                  Number            Average          Weighted-
                Range of        Outstanding        Remaining          Average
            Exercise Prices     at 12/31/96    Contractual Life    Exercise Price
           ----------------     -----------    ----------------    --------------
           $  4.13 - $ 4.96          61,456        2.9 years          $  4.53
              5.95 -   6.45         273,259        2.0                   5.98
             11.75 -  15.00         126,610        4.5                  12.81
                                -----------
                                    461,325        2.8                   7.66
                                ===========

            Phantom Stock Plan. In December 1994, the Company's Board of Directors approved a Phantom Stock Plan for the President, under which the Company agreed to pay a cash award to the President of the Company based on the increase in book value on shares of Common Stock, from December 31, 1994 until the earlier of December 31, 1998 or the year immediately preceding the year the President's employment terminates. The annual provision under this plan for the years ended December 31, 1996 and 1995 was approximately $38,000 and $55,000, respectively. These amounts are included in other liabilities in the accompanying balance sheets.

            NOTE 12.  COMMITMENTS AND CONTINGENCIES:

            Leases. The Bank leases various banking facilities under operating leases expiring at various dates through December 31, 2005. These operating leases have options to renew. Future

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minimum lease payments required under operating leases which have initial or remaining non-cancelable terms in excess of one year as of December 31, 1996 are approximately as follows:

                   Year Ended
                  December 31,                       (in thousands)
                  ------------                       --------------

                      1997                              $   143
                      1998                                  139
                      1999                                  128
                      2000                                   28
                      2001                                   37
                   Thereafter                               149
                                                        -------

                        Total minimum lease payments    $   624
                                                        =======

            Total rent expense amounted to approximately $149,000 in 1996 and $121,000 in 1995.

            NOTE 13.  CONCENTRATIONS OF CREDIT:

            Substantially all of the Bank's loans, commitments and commercial and standby letters of credit have been granted to customers in the Bank's market area. All such customers are depositors of the Bank. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are set forth in Note 2. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

            NOTE 14.  FINANCIAL INSTRUMENTS:

            The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

            The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

            A summary of the notional amounts of the Bank's financial instruments with off-balance-sheet risk at December 31, 1996 and 1995, follows:

                                              1996              1995
                                          ------------      ------------
      Commitments to extend credit        $ 73,522,000      $ 51,953,000
      Standby letters of credit              1,310,000         1,246,000

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparts. Collateral held varies but may include accounts receivable; inventory, property, plant, equipment; and real estate.

            Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contractual obligations of Bank customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

            At December 31, 1995, the Company adopted the provisions of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

            The carrying amount and estimated fair values of the Company's financial instruments were as follows (in thousands):


                                           December 31, 1996             December 31, 1995
                                      ---------------------------   -------------------------
                                        Carrying          Fair       Carrying         Fair
                                         Amount           Value       Amount          Value
                                      -----------       ---------   ----------      ---------
Financial Assets:
  Cash and due from banks, federal
    funds sold and other
    overnight investments             $    18,329       $  18,329   $   19,683      $  19,683
  Securities available-for-sale            22,073          22,073       28,136         28,000
  Securities held-to-maturity              38,487          38,540       45,211         45,042
  Loans                                   288,826         291,483      179,414        179,333

Financial Liabilities:
  Deposits                            $   308,670       $ 309,028   $  231,309      $ 231,227
  Short-term borrowings                    36,137          36,137       14,108         14,108
  Long-term debt                           14,663          14,785       19,719         18,691

            The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

            Cash and Short-Term Instruments: The carrying amounts of cash and due from banks and federal funds sold approximate their fair value.

            Securities: Fair values for held-to-maturity and available-for-sale securities are based on quoted market prices or dealer quotes, where available. If quoted market prices are not available for a specific security, fair values are based on quoted market prices of comparable instruments.

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values for non-performing loans are estimated using assumptions regarding current assessments of collectibility and historical loss experience.

            Deposits: The fair values disclosed for deposits generally payable on demand, such as non-interest bearing checking accounts, savings accounts, NOW accounts and market rate deposit accounts, are by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable-rate, fixed-term market rate deposit accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar remaining maturities to a schedule of aggregated monthly maturities on time deposits.

            Short-Term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values at the reporting date.

            Long-Term Debt: The fair value of the Company's long-term debt is based on quoted market prices for similar issues or estimates using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of debt instruments.

            Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present credit worthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon and accordingly, the Company has not assigned a value to such instruments for the purposes of this disclosure.

            Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

            Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition; the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            NOTE 15.  SUBSEQUENT EVENT:

            In January of 1997, the Company offered to shareholders of record the right to purchase additional Common Stock. For every one share of Common Stock held of record, a shareholder was given the nontransferable subscription right to subscribe for 0.25 of a share of Common Stock at $9.375 per share.

            As of February 24, 1997, the termination date of the offering, the Company had raised approximately $5,223,000 for 567,750 shares of Common Stock related to this offering.

            NOTE 16.  REGULATORY MATTERS:

            The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

            Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

            As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                ALLEGIANT BANCORP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                    For Capital                      Prompt Corrective
                                      Actual                     Adequacy Purposes:                   Action Provisions:
                              --------------------        ---------------------------------     -------------------------------
                                Amount       Ratio           Amount                Ratio           Amount             Ratio
                              ---------      -----        ------------         ------------     ------------      -------------
As of December 31, 1996:

Total Capital
  (to Risk-Weighted Assets)   $  26,118      10.1%        greater than         greater than     greater than      greater than
                                                          or equal to          or equal to      or equal to       or equal to
                                                          $  20,767            8.0%             $  25,959         10.0%
Tier 1 Capital
  (to Risk-Weighted Assets)   $  23,018       8.9%        greater than         greater than     greater than      greater than
                                                          or equal to          or equal to      or equal to       or equal to
                                                          $  10,384            4.0%             $  15,575          6.0%
Tier 1 Capital
  (to Average Assets)         $  23,018       6.4%        greater than         greater than     greater than      greater than
                                                          or equal to          or equal to      or equal to       or equal to
                                                          $  14,449            4.0%             $  18,061          5.0%

As of December 31, 1995:

Total Capital
  (to Risk-Weighted Assets)   $  24,230      14.4%        greater than         greater than     greater than      greater than
                                                          or equal to          or equal to      or equal to       or equal to
                                                          $  13,462            8.0%             $  16,828         10.0%
Tier 1 Capital
 (to Risk-Weighted Assets)    $  22,100      13.1%        greater than         greater than     greater than      greater than
                                                          or equal to          or equal to      or equal to       or equal to
                                                          $   6,731            4.0%             $  10,097          6.0%
Tier 1 Capital
 (to Average Assets)          $  22,100       8.6%        greater than         greater than     greater than      greater than
                                                          or equal to          or equal to      or equal to       or equal to
                                                          $  10,244            4.0%             $  12,805          5.0%

            Various Federal and state statutory provisions limit the amount of dividends the Bank can pay to the Company without regulatory approval.
The approval of appropriate Federal or state bank regulatory agencies is required for any dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. The payment of dividends by the Bank may also be affected by other factors, such as the maintenance of adequate capital.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

            Not applicable.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
           ---------------------------------------------------
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
           -------------------------------------------------

            Information regarding the Company's directors is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Item 1. Election of Directors" and is incorporated herein by reference. Information regarding the Company's executive officers is contained in this report under Item 4A--"Executive Officers of the Registrant" and is incorporated herein by reference.

            Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

            Information regarding executive compensation is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Board of Directors and Committees," "Directors' Fees" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

            Information regarding security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

            Information regarding certain relationships and related transactions is contained in Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Certain Relationships and Related Transactions" and "Board of Directors and Committees," and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits:

Ex. No.        Description
-------        -----------
   3.1         Articles of Incorporation, as amended, of the Registrant,
               filed as Exhibit 3.1 to Registrant's Registration Statement on
               Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

   3.2         By-laws of the Registrant, as currently in effect, filed as
               Exhibit 3.2 to Registrant's Registration Statement on Form
               10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

   4.1         Form of Stock Certificate for Common Stock, filed as Exhibit
               4.2 to Registrant's Registration Statement on Form 10-SB
               (Reg. No. 0-26350) is hereby incorporated by reference.

   4.2         Form of Warrant Agreement, filed as Exhibit 4.3 to Registrant's
               Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

   4.3         Form of Junior Subordinated Debenture, filed as Exhibit 4.4 to
               Registrant's Registration Statement on Form 10-SB (Reg. No.
               0-26350) is hereby incorporated by reference.

  10.1 Term Loan Agreement, dated as of August 31, 1990, by and between Mercantile Bank of St. Louis National Association and the Company, filed as Exhibit 10.1 to Registrant's
               Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

  10.2         First Amendment to Term Loan Agreement, dated as of November
               30, 1993, by and between Mercantile Bank of St. Louis
               National Association and the Company, filed as Exhibit 10.2 to Registrant's Registration Statement on Form 10-SB (Reg.
               No. 0-26350) is hereby incorporated by reference.

  10.3         Second Amendment to Term Loan Agreement, dated as of July 27,
               1994, by and between Mercantile Bank of St. Louis National
               Association and the Company, filed as Exhibit 10.3 to Registrant's Registration Statement on Form 10-SB (Reg.
               No. 0-26350) is hereby incorporated by reference.

  10.4         Third Amendment to Term Loan Agreement, dated as of November
               26, 1996, by and between Mercantile Bank of St. Louis
               National Association and the Company is filed herewith.

  10.5         Lease, dated June 26, 1991, between Thos. J. White Company and
               Allegiant Bank, filed as Exhibit 10.4 to Registrant's
               Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.


  10.6 Lease, dated January 1, 1994, by and between C and R Markets and Allegiant State Bank, filed as Exhibit 10.5 to
               Registrant's Registration Statement on Form 10-SB (Reg.
               No. 0-26350) is hereby incorporated by reference.

  10.7         Lease Agreement, dated February 7, 1994, by and between
               Clayton Land Company L.P. and Allegiant Bank, filed as Exhibit
               10.6 to Registrant's Registration Statement on Form 10-SB (Reg.
               No. 0-26350) is hereby incorporated by reference.

  10.8         Lease Agreement, dated August 7, 1995, by and between Hilvin
               Investment Corporation and Allegiant Bank is filed herewith.

  10.9         Allegiant Bancorp, Inc. 1994 Stock Option Plan, filed as
               Exhibit 10.7 to Registrant's Registration Statement on Form
               10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

  10.10        Allegiant Bancorp, Inc. 1996 Stock Option Plan, filed as
               Exhibit 4.4 to Registrant's Form S-8 (Reg. No. 0-26350) is hereby incorporated by reference.

  10.11        Allegiant Bancorp, Inc. Directors Stock Option Plan, filed as
               Exhibit 4.5 to Registrant's Form S-8 (Reg. No. 0-26350) is hereby incorporated by reference.

  10.12        Allegiant Bancorp, Inc. 1989 Stock Option Plan, filed as
               Exhibit 4.6 to Registrant's Form S-8 (Reg. No. 0-26350) is hereby incorporated by reference.

  10.13 Convertible Subordinated Debenture Purchase Agreement, filed as Exhibit 10.8 to Registrant's Registration Statement on Form
               10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

  10.14        Form of Subordinated Convertible Debenture, filed as Exhibit
               4.1 to Registrant's Registration Statement on Form 10-SB
               (Reg. No. 0-26350) is hereby incorporated by reference.

  11.1 Statement re: Computation of Per Share Earnings is filed herewith.

  21.1         Subsidiaries of the Registrant is filed herewith.

  24.1         Consent of BDO Seidman, L.L.P. is filed herewith.

  27.1         Financial Data Schedule is filed herewith.

(b)  Reports on Form 8-K.

            The Company filed no reports on Form 8-K during the three months ended December 31, 1996.

                                 SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLEGIANT BANCORP, INC.
                                       (Registrant)



                                       By /s/ Marvin S. Wool
                                         -------------------------------------
                                         Marvin S. Wool, Chairman of the Board
                                         and Chief Executive Officer


                                       By /s/ S. Kay Love
                                         -------------------------------------
                                         S. Kay Love, Vice President and Chief
                                         Financial Officer


            In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                             Title                            Date
     ---------                             -----                            ----

/s/ Marvin S. Wool                  Chairman of the Board               March 14, 1997
------------------------------      and Chief Executive Officer
Marvin S. Wool


/s/ Shaun R. Hayes                  President and Director              March 14, 1997
------------------------------
Shaun R. Hayes



/s/ Leland B. Curtis                Director                            March 14, 1997
------------------------------
Leland B. Curtis



/s/ Kevin R. Farrell                Director                            March 14, 1997
------------------------------
Kevin R. Farrell



/s/ Leon A. Felman                  Director                            March 14, 1997
------------------------------
Leon A. Felman



/s/ C. Virginia Kirkpatrick         Director                            March 14, 1997
------------------------------
C. Virginia Kirkpatrick



/s/ Charles E. Polk                 Director                            March 14, 1997
------------------------------
Charles E. Polk



/s/ John T. Straub                  Director                            March 14, 1997
------------------------------
John T. Straub



/s/ Lee S. Wielansky                Director                            March 14, 1997
------------------------------
Lee S. Wielansky