Form 10QSB
period 1997-03-31
ALLEGIANT BANCORP INC
filed 1997-05-15
CIK 852642

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                      FORM 10-QSB


               Quarterly report pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934


                         For the quarter ended March 31, 1997


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

On March 31, 1997, the registrant had 2,842,989 outstanding shares of Common Stock, $.01 par value.

ALLEGIANT BANCORP, INC.
FORM 10-QSB

                                                 INDEX
                                                                                                Page
                                                                                                ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets -- March 31, 1997 and December 31, 1996                     3

           Consolidated Statements of Income -- Three Months Ended March 31, 1997 and 1996         4

           Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1997 and 1996     5

           Notes to Financial Statements                                                           6

Item 2.    Management's Discussion and Analysis:

           Overview                                                                                7

           Results of Operations                                                                   8

           Financial Condition                                                                    16

           Asset Quality                                                                          18

           Liquidity and Capital Resource Management                                              20


PART II.   OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                                         22

SIGNATURES


PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  ALLEGIANT BANCORP, INC.
  CONSOLIDATED BALANCE SHEETS
                                                                              March 31,             December 31,
                                                                                1997                   1996
                                                                              ---------             ------------
                                                                       (In thousands, except share and per share data)
  ASSETS:
  ------
  Cash and due from banks                                                     $ 10,692                $  7,554
  Federal funds sold and other overnight investments                                25                  10,775
  Investment securities:
       Available-for-sale (at estimated market value)                           20,851                  22,073
       Held-to-maturity (approximate market value of
         $39,419,000 and $38,540,000, respectively)                             39,572                  38,487
  Loans, net of allowance for possible loan losses of
       $3,456,000 and $3,100,000, respectively                                 310,811                 288,826
  Bank premises and equipment, net of accumulated depreciation                   5,842                   5,514
  Accrued interest and other assets                                              1,832                   3,844
  Cost in excess of fair value of net assets acquired                              476                     491
                                                                              --------                --------
  Total assets                                                                $390,101                $377,564
                                                                              ========                ========

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  ------------------------------------

  Deposits:
       Non-interest bearing                                                   $ 31,294                $ 29,406
       Interest bearing                                                        231,024                 228,439
       Certificates of deposit of $100,000 or more                              48,505                  50,825
                                                                              --------                --------
  Total deposits                                                               310,823                 308,670
                                                                              --------                --------
  Short-term borrowings                                                         41,275                  36,137
  Long-term borrowings                                                          13,663                  14,663
  Accrued expenses and other liabilities                                         2,204                   1,708
                                                                              --------                --------
  Total liabilities                                                            367,965                 361,178
                                                                              --------                --------
  Commitments and contingencies

  Shareholders' equity:
       Common Stock, $.01 par value - shares
         authorized, 7,800,000; issued and outstanding,
         2,842,989 and 2,271,000, respectively                                      28                      23
       Capital surplus                                                          21,248                  15,983
       Retained earnings                                                           906                     357
       Net unrealized (depreciation) appreciation
           on securities available-for-sale                                        (46)                     23
                                                                              --------                --------
  Total shareholders' equity                                                    22,136                  16,386
                                                                              --------                --------
  Total liabilities and shareholders' equity                                  $390,101                $377,564
                                                                              ========                ========

                                    See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             -----------------------------
                                                                             1997                     1996
                                                                             ----                     ----

                                                                          (In thousands, except per share data)

Interest income:
     Interest and fees on loans                                           $    6,884              $    4,720
     Investment securities                                                       913                     938
     Federal funds sold and overnight investments                                 57                      68
                                                                          ----------              ----------
Total interest income                                                          7,854                   5,726
                                                                          ----------              ----------

Interest expense:
     Interest on deposits                                                      3,565                   2,825
     Interest on short-term borrowings                                           527                     212
     Interest on long-term debt                                                  282                     388
                                                                          ----------              ----------
Total interest expense                                                         4,374                   3,425
                                                                          ----------              ----------
Net interest income                                                            3,480                   2,301

Provision for possible loan losses                                               493                     180
                                                                          ----------              ----------
Net interest income after
     provision for possible loan losses                                        2,987                   2,121
                                                                          ----------              ----------
Other income:
     Service charges and other fees                                              318                     174
                                                                          ----------              ----------
Total other income                                                               318                     174
                                                                          ----------              ----------

Other expenses:
     Salaries and employee benefits                                              994                     805
     Occupancy and other operating expenses                                    1,309                     707
                                                                          ----------              ----------
Total other expenses                                                           2,303                   1,512
                                                                          ----------              ----------

Income before income taxes                                                     1,002                     783
Provision for income taxes                                                       401                     313
                                                                          ----------              ----------

Net income                                                                $      601              $      470
                                                                          ==========              ==========

Per share data:
Primary:
     Weighted average primary
       common shares outstanding                                           2,634,563               2,372,434
     Net income                                                           $      .23              $      .20

Fully diluted:
     Weighted average fully diluted
       common shares outstanding                                           2,634,563               2,372,434
     Net income                                                           $      .23              $      .20

     See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    ------------------
                                                                                    1997          1996
                                                                                    ----          ----

                                                                                    (In thousands)
OPERATING ACTIVITIES:
--------------------
     Net income                                                                   $   601       $   470
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                               184           163
          Provision for loan losses                                                   493           180
          Loan recoveries                                                               4            37
          Deferred tax provision                                                     (118)          (92)
          Changes in assets and liabilities:
            Accrued interest receivable and
            Other assets                                                            2,130          (106)
            Other liabilities                                                         497           188
                                                                                  -------       -------
Cash provided by operating activities                                               3,791           840
                                                                                  -------       -------

INVESTING ACTIVITIES:
--------------------
     Proceeds from maturities of securities held to maturity                        3,525        27,031
     Purchase of investment securities held to maturity                            (4,610)      (17,150)
     Proceeds from maturities of securities available for sale                      3,500        38,089
     Proceeds from sales of securities held available for sale                        496            --
     Purchase of investments securities available for sale                         (2,843)      (30,224)
     Loans made to customers, net of repayments                                   (22,482)      (12,371)
     Additions to premises and equipment                                             (497)         (169)
                                                                                  -------       -------
Cash provided by (used in) investing activities                                   (22,911)        5,206
                                                                                  -------       -------

FINANCING ACTIVITIES:
--------------------
     Net increase (decrease) in deposits                                            2,153        (4,275)
     Net proceeds from issuance of short-term debt                                  5,138        (1,444)
     Proceeds from issuance of long-term debt                                          --            --
     Retirement of long-term debt                                                  (1,000)          (26)
     Proceeds from issuance of Common Stock                                         5,269             7
     Payment of dividends                                                             (52)          (38)
                                                                                  -------       -------
Cash provided by (used in) financing activities                                    11,508        (5,776)
                                                                                  -------       -------
Net (decrease) increase in cash and cash equivalents                               (7,612)          270
Cash and cash equivalents, beginning of period                                     18,329        19,683
                                                                                  -------       -------
Cash and cash equivalents, end of period                                          $10,717       $19,953
                                                                                  =======       =======
See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and its subsidiaries:
    Allegiant Bank, Allegiant Mortgage Company and Edge Mortgage
    Services, Inc. Unless the context otherwise indicates.

    The consolidated balance sheet at March 31, 1997, the consolidated statements of income for the three months ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited, but, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1997.

2.  EARNINGS PER SHARE

    In February 1997, the FASB issued its Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS No. 128 simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to adopt retroactively this standard when it reports its operating results for the fiscal quarter and year ending December 31, 1997. When the Company adopts SFAS No. 128, the following restated presentation is expected:

                                                        Quarter ended      Quarter ended
                                                           March 31,          March 31,
                                                             1997              1996
                                                        -------------      -------------
Basic per share earnings                                     $0.25              $0.21

Diluted per share earnings                                   $0.23              $0.20


3.  PROPOSED ACQUISITIONS

    On March 20, 1997, Allegiant executed an Agreement and Plan of Merger
    (the "Merger Agreement") with Reliance Financial, Inc., a Delaware corporation ("Reliance"), whereby Allegiant will acquire Reliance through the merger of Reliance with and into Allegiant (the "Merger"). Under the Merger Agreement, Allegiant will acquire all of the outstanding capital stock of Reliance in exchange for consideration of 1.6741 shares of Allegiant common stock per share of Reliance common stock, subject to adjustment. The acquisition is anticipated to be completed on or about September 30, 1997 and is subject to, among other things, regulatory approval and the approval of the shareholders of Allegiant and the stockholders of Reliance. As of March 31, 1997, Reliance reported, on a consolidated basis, total assets of $31.0 million, total deposits of $23.6 million, total loans of $19.9 million and stockholders' equity of $6.8 million.

    On May 8, 1997, Allegiant entered into Deposit Transfer and Asset Purchase Agreements with Roosevelt Bank, a federal stock savings bank ("Roosevelt"), to purchase Roosevelt's branch offices in Warrenton, Missouri and Union, Missouri. The transactions, which are subject to appropriate regulatory approvals, include the branch buildings and the safe deposit, loan and deposit relationships. As of March 31, 1997, the combined branches had total deposits of $100,786,000 and total loans of $2,778,000. In connection with the acquisitions, the Company will assume no additional debt.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     The Company is a bank holding company which owns all of the capital stock of Allegiant Bank, a Missouri state-chartered bank (the "Bank"). The Bank provides personal and commercial banking and related financial services from seven locations in the St. Louis Standard Metropolitan Statistical Area ("St. Louis SMSA"), the 16th largest metropolitan area in the United States, and two locations in Northeast Missouri. Allegiant Mortgage Company (the "Mortgage Company"), a wholly-owned subsidiary of the Bank, offers residential loans primarily to customers in the St. Louis SMSA. Edge Mortgage Services, Inc. ("Edge"), a wholly-owned subsidiary of the Company, offers residential loans to customers in the St. Louis SMSA who do not qualify under standard mortgage loan criteria.

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

     On March 20, 1997, Allegiant executed an Agreement and Plan of Merger
(the "Merger Agreement") with Reliance Financial, Inc., a Delaware corporation ("Reliance"), whereby Allegiant will acquire Reliance through the merger of Reliance with and into Allegiant (the "Merger").
Under the Merger Agreement, Allegiant will acquire all of the outstanding capital stock of Reliance in exchange for consideration of 1.6741 shares of Allegiant common stock per share of Reliance common stock, subject to adjustment. The acquisition is anticipated to be completed on or about September 30, 1997 and is subject to, among other things, regulatory approval and the approval of the shareholders of Allegiant and the stockholders of Reliance. As of March 31, 1997, Reliance reported, on a consolidated basis, total assets of $31.0 million, total deposits of $23.6 million, total loans of $19.9 million and stockholders' equity of $6.8 million.

     On May 8, 1997, Allegiant entered into Deposit Transfer and Asset Purchase Agreements with Roosevelt Bank, a federal stock savings bank ("Roosevelt"), to purchase Roosevelt's branch offices in Warrenton, Missouri and Union, Missouri. The transactions, which are subject to appropriate regulatory approvals, include the branch buildings and the safe deposit, loan and deposit relationships. As of March 31, 1997, the combined branches had total deposits of $100,786,000 and total loans of $2,778,000. In connection with the acquisitions, the Company will assume no additional debt.

RESULTS OF OPERATIONS

NET INCOME

     For the quarter ended March 31, 1997, the Company reported earnings of $601,000 compared to $470,000 for the first quarter of 1996, an increase of $131,000, or 28%. On a per share basis, net income increased 15%, from $.20 for the first quarter of 1996 to $.23 for the comparable period in 1997, despite the 11% increase in average primary common shares outstanding. This increase from 2.4 million shares for the quarter ended March 31, 1996 to 2.6 million shares for the corresponding period in 1997, was largely attributable to the Company's rights offering to shareholders pursuant to which the Company issued 567,750 shares of Common Stock in February 1997. For every one share of Common Stock held of record, a shareholder was given the nontransferable right to subscribe for 0.25 of a share of Common Stock at $9.375 per share.

Net Interest Income

     For the quarter ended March 31, 1997, net interest income before provision for loan losses increased 51% to $3.5 million from $2.3 million at March 31, 1996. This growth was attributable to the 37% increase in total interest income, which increased from $5.7 million in the first quarter of 1996 to $7.9 million for the first quarter of 1997. The largest component of this growth was a $2.2 million increase in interest and fees earned on loans. For the quarter ended March 31, 1997, interest and fees earned on loans totaled $6.9 million compared to $4.7 million earned in the corresponding period of 1996.

     Total interest expense for the three months ended March 31, 1997 was $4.4 million, a 28% increase over total interest expense of $3.4 million for the corresponding period in 1996. Interest paid to depositors increased 26%, from $2.8 million for the first three months of 1996 to $3.6 million for the same period in 1997. This increase was largely attributable to greater deposit volume.

     Interest paid on short-term borrowings increased 149% from $212,000 to $527,000 for the first quarter periods of 1996 and 1997, respectively. Expenditures for short-term borrowings increased due to the Bank's utilization of Federal Home Loan Bank ("FHLB") short-term advances to fund new loan growth, as opposed to relying solely on funds generated from deposit promotions, which require paying above market rates. See "--Net Interest Margin" and "--Liquidity and Capital Resource Management." Payments made on long-term borrowings decreased 27% from $388,000 for the first quarter of 1996 to $282,000 for the first quarter of 1997. This decrease was due primarily to the reclassification of a portion of the debt from long-term to short-term, as the FHLB advances mature within twelve months after March 31, 1997.

Net Interest Margin

     The Company's net interest margin for the first quarter of 1997 improved by 32 basis points, from 3.52% for the first quarter of 1996 to 3.84% for the quarter ended March 31, 1997. This increase was principally due to an increase in average earnings assets and a decrease in the Bank's cost of funds. Average earning assets increased $101.1 million from $261.8 million in the first quarter of 1996 to $362.9 million for the same period in 1997, while the average cost of funds declined 37 basis points from 5.68% for the first quarter of 1996 to 5.31% during the corresponding quarter of 1997.

     The yield on interest earning assets decreased 9 basis points from 8.75% for the three months ended March 31, 1996 to 8.66% for the corresponding period in 1996. This decline was largely due to the decrease in average loan yield, which declined from 9.95% for the first quarter of 1996 to 9.21% for the first quarter of 1997. This 74 basis point decrease in loan yield was largely due to three factors: (i) an increased concentration in the portfolio of one- to four-family adjustable rate mortgages; (ii) an extremely competitive market for retail and commercial lending; and (iii) a slight shift in interest rates.

     The Bank's loan spreads have decreased partially due to its increased holdings of one- to four-family mortgage loans, which tend to yield less than commercial or consumer loans. Management prefers to originate one- to four-family adjustable rate mortgage loans due to the lower credit risk generally associated with this type of loan, as well as the lower exposure to interest rate risk due to the frequent periodic adjustments of the mortgage coupon payments. Along with the reduced credit risk and interest rate protection, the Bank also has observed a lower level of non-performing loans associated with one- to four-family mortgages compared proportionately to the other types of loans in the Bank's portfolio. Given these attributes of lower risk, the Bank has accepted a lower average yield compared to loans with higher levels of risk. The Bank anticipates the continued addition of one- to four-family mortgage loans to the Bank's loan portfolio.

     Another benefit in originating one- to four-family adjustable rate mortgages, is that it presents an opportunity for the Bank to establish relationship banking with these new retail customers by offering a complete line of consumer banking products, which should increase non-interest income to help mitigate the lower spreads associated with these types of loans. Examples of consumer banking products offered by Allegiant include: Home Equity Credit Lines ("HECL") --introduced in the second quarter of 1996, investment services offered through INVEST Financial Group --introduced in February 1997, PC home banking and cash management services --to be offered in the second half of 1997. Management believes that relationship banking will be a key to success in the consolidating banking industry and will sustain the lower yields associated with the these one- to four-family mortgage loans in order to gain access to this new relationship-oriented customer base.

     In addition to changes in the credit portfolio mix, the Bank is also operating in a highly aggressive and competitive market for both commercial and consumer loans. Not only has the Bank seen increased competition from within the banking industry, but non-bank financial institutions are attracting customers which have traditionally dealt primarily with commercial banks. These trends have forced the Bank to realize tighter spreads on commercial loans, the second largest holding in the credit portfolio. In the past, the Bank was able to originate high quality loans at a positive spread to the prime lending rate. In the current market, these spreads have diminished and the market has dictated that many of these same loans are now originated at prime, or at a negative spread to prime. Management does not anticipate that this trend will reverse in the foreseeable future.

     Another factor leading to the lower first quarter 1997 average loan yield was a slightly lower weighted average prime lending rate during this period when compared to the first quarter of 1996. Even though the prime rate was higher at March 31, 1997 than March 31, 1996 --8.50% compared to 8.25%, respectively, the weighted average prime rate during these periods was lower in 1997 due to the timing of the raise in interest rates dictated by the Federal Reserve's Federal Open Market Committee. The majority of the Bank's commercial loans have repriced in response to the relative decrease in interest rates during this period.

     Despite the lower interest rate environment, the Bank was able to improve the yield on its investment securities portfolio. The average yield earned on investment securities was 6.08% for the quarter ended March 31, 1997 compared to 5.58% for the corresponding period in 1996, an increase of 50 basis points. This increased performance is attributable to the improved management of the investment securities portfolio, along with addition of higher yielding securities which were funded with maturing securities with lower interest rates.

     On the liability side of the balance sheet, the aggregate yield paid for interest bearing deposits and both long- and short-term debt was 5.31% for the three months ended March 31, 1997. This represented a decrease of 37 basis points compared to the 5.68% average yield paid for total interest bearing liabilities in the first quarter of 1996. A large portion of this decrease in the Bank's cost of funds was due to the re-pricing of a money market deposit promotion that was run in the first half of 1996. The average yield on money market accounts decreased from 5.15% in the first quarter of 1996 to 4.52% in the corresponding quarter of 1997. Another factor contributing to the decrease in the cost of funds was a decrease in the average rate paid on certificates of deposit, which decreased 25 basis points from 5.97% for the first quarter of 1996 to 5.73% in the first quarter of 1997.

     In order to avoid running additional deposit promotions, the Bank has increasingly relied upon FHLB short-term borrowings, which were a more cost-effective funding source than paying above market rates for retail deposits during the period. One bank in the St. Louis SMSA has chosen to run a money market deposit promotion to yield 6.02% in the first part of 1997, whereas the Bank chose to borrow $10 million of short-term funds from the FHLB at a blended cost of 5.86%. The strategy allows the Bank to access funds, with minimal administrative costs and without increasing the cost of its existing deposit base, which occurs when lower cost deposits mature and subsequently reprice at the higher promotional rate.

     Additionally, the Bank has utilized FHLB short-term advances in anticipation of the planned opening of a new branch in second quarter of 1997, as well as a temporary source of funding until the Bank's recently opened St. Peters branch can attract increased levels of core deposits, which cost less than promotional monies. The Bank opened its ninth branch on April 1, 1997 (St. Charles County) and plans to open two additional branches in Northeastern Missouri in the third and fourth quarters of 1997 --pending regulatory approval. The Company expects that as these new branches mature, their core deposit base should fund the planned retirement of a substantial portion of the short-term debt. FHLB advances, when used in conjunction with deposit promotions and regular retail operations, offer flexibility and an attractive method to increase funding for loan growth. The Bank expects to utilize FHLB advances in the future, to the extent it offers cost-effective sources of funding.

     The following table sets forth the condensed average balance sheets for the years reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported:

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTERST RATES

                                                                           Three Months Ended March 31,
                                                      ----------------------------------------------------------------------
                                                                   1997                                1996
                                                      ----------------------------------   ---------------------------------
                                                      Average    Int Earned/  Yield/       Average  Int Earned/   Yield/
                                                      Balance      Expense  Rate<F1><F2>   Balance    Expense   Rate<F1><F2>
                                                      ----------------------------------   ---------------------------------

                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
Loans<F1>                                            $298,820     $27,536      9.21%      $189,649    $18,876     9.95%
Taxable investment securities                          58,841       3,590      6.10%        66,312      3,708     5.59%
Non-taxable investment securities                       1,173          60      5.12%           930         44     4.73%
Federal funds sold                                      4,047         230      5.68%         4,935        272     5.51%
                                                     --------     -------                 --------    -------
      Total interest earning assets                   362,881      31,416      8.66%       261,826     22,900     8.75%
                                                     --------     -------                 --------    -------


Non-interest-earning assets:
Cash and due from banks                                 8,384                                7,113
Bank premises and equipment                             5,335                                4,625
Other assets                                            5,190                                3,857
Reserve for possible loan losses                       (3,177)                              (2,195)
                                                     --------                             --------
      Total assets                                   $378,613                             $275,226
                                                     ========                             ========


Liabilities and shareholders' equity:

Interest bearing liabilities:
Money market accounts                                $ 72,487     $ 3,276      4.52%      $ 57,711    $ 2,972     5.15%
NOW accounts                                           11,178         268      2.40%         9,115        224     2.46%
Savings deposits                                        5,949         176      2.96%         7,779        280     3.60%
Certificates of deposit                               129,833       7,436      5.73%        96,876      5,784     5.97%
Certificates of deposit over $100,000                  48,068       2,560      5.33%        28,735      1,608     5.60%
IRA certificates                                        9,206         544      5.91%         7,005        428     6.11%
                                                     --------     -------                 --------    -------
      Total interest bearing deposits                 276,721      14,260      5.15%       207,221     11,296     5.45%
                                                     --------     -------                 --------    -------

Federal funds purchased, repurchase
      agreements, and other short-term
      borrowings                                       38,500       2,108      5.48%        14,196        848     5.97%
Long-term borrowings                                   13,985       1,128      8.07%        19,714      1,552     7.87%
                                                     --------     -------                 --------    -------
      Total interest bearing liabilities              329,206      17,496      5.31%       241,131     13,696     5.68%
                                                     --------     -------                 --------    -------

Non-interest bearing liabilities:
Demand deposits                                        28,166                               18,234
Other liabilities                                       1,998                                1,679
Shareholders' equity                                   19,243                               14,182
                                                     --------                             --------
      Total liabilities and
        shareholders' equity                         $378,613                             $275,226
                                                     ========                             ========
      Net interest income                                         $13,920                             $ 9,204
                                                                  =======                             =======

      Net interest margin                                                      3.84%                              3.52%

-------------------------
<F1> Interest on non-accruing loans is not included for purposes of calculating yields
<F2> All yields are annualized

Provision for Loan Losses

     Consistent with the Bank's written loan policy, an allowance is set aside to offset possible future loan losses. This allowance is evaluated on a monthly basis at a rate determined by management based upon its review of the loan portfolio. The allowance for loan losses is increased by provisions which are charged against income, and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the portfolio, past loan loss experience, potential future loan losses on loans to specific customers and/or industries, and other pertinent factors that management believes require current recognition in estimating possible loan losses.

     For the quarter ended March 31, 1997, the provision for loan losses was $493,000 compared to $180,000 for the corresponding period in 1996, an increase of $313,000 or 174%. This large percentage increase in the quarterly provision for possible loan loss, reflects the large increase in total loans outstanding. Net loans charged off in the first quarter of 1997 were $141,000 compared to $90,000 for the same period in 1996. This increase includes a $42,000 charge off associated with a single commercial loan customer whose accounts are presently in liquidation status.

     The following table summarizes, for the periods indicated, activity in the Bank's allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

     SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORAMTION--ALLOCATION
                       OF THE ALLOWANCE FOR LOAN LOSSES

                                                                         Three Months                 Three Months
                                                                             Ended                       Ended
                                                                            March 31,                   March 31,
                                                                              1997                        1996
                                                                         ------------                 ------------

Allowance for possible loan losses
     (beginning of period)                                                  $  3,100                    $  2,130
Loans charged off:
Commercial, financial, agricultural,
       municipal and industrial development                                      (78)                         (8)
     Real estate--mortgage                                                       (12)                         --
     Installment--and consumer                                                   (51)                        (82)
     Other loans                                                                  --                          --
                                                                            --------                    --------
Total loans                                                                     (141)                        (90)
                                                                            --------                    --------

Recoveries of loans previously charged off:
     Commercial, financial, agricultural,
       municipal and industrial development                                       --                          35
     Real estate--mortgage                                                        --                          --
     Installment--and consumer                                                     4                           2
     Other loans                                                                  --                          --
                                                                            --------                    --------
Total recoveries                                                                   4                          37
                                                                            --------                    --------

Net loans charged off                                                           (137)                        (53)
                                                                            --------                    --------
Provision for possible loan losses                                               493                         180
                                                                            --------                    --------
Allowance for possible loan losses (end of period)                          $  3,456                    $  2,257
                                                                            ========                    ========
Loans outstanding:
     Average                                                                $298,820                    $189,649
     End of period                                                          $314,267                    $193,825

Ratios:

     Net charge offs to average loans outstanding                               0.05%                       0.03%
     Net charge offs to provision for loan losses                              27.79%                      29.44%
     Provision for loan losses
       to average loans outstanding                                             0.16%                       0.09%
     Allowance for loan loss to total loans outstanding                         1.10%                       1.16%

Allocation for possible loan losses at end of period:

     Commercial, financial, agricultural,
       municipal and industrial development                                 $  1,402                    $    873
     Real estate--construction                                                   125                          90
     Residential real estate loans, first deeds of trust                         817                         552
     Installment loans to individuals                                            145                         101
     All other loans                                                              --                          --
     Unallocated                                                                 967                         541
                                                                            --------                    --------

Total                                                                       $  3,456                    $  2,157
                                                                            ========                    ========

Non-interest Income and Expense

     Non-interest income for the first quarter of 1997 was $318,000 compared to $174,000 for the first quarter of 1996. This increase of $144,000, or 83%, was due to the increased number of deposit accounts and the expanded base of service chargeable products offered to the Company's customers. The Company has pursued a cost improvement program which includes a revamping of the Bank's fee structure. The largest improvement attributable to the cost improvement program involved fees charged on overdrafts, which is estimated to increase non-interest income by approximately $68,000, on an annual basis for 1997. Other improvements are expected from improved cash management, increases in charges for customer check supplies and an increase installment loan fees. Management expects continued growth in non-interest income as new products are developed and offered to the Bank's customers.

     For the quarter ended March 31, 1997, total non-interest expense was $2.3 million, compared to $1.5 million for the same period ended March 31, 1997, an increase of 52%. This amount included an 85% increase in operating expenses and a 23% increase in salaries and employee benefits. A large portion of the increase in operating expenses was directly related to the operation of the newly opened South County and St. Peters branches, as well as the development of the Allegiant Bank Operations Center which also houses the Mortgage Company and Edge. The remainder of the increase in operating expenses was attributable to expenditures for communication, supplies, professional fees and business development. Management believes that these increases are attributable to the Bank's recent growth and represent the normal increases in regular business activities. Also included in this increase in non-interest expense are expenditures associated with the Bank's newest investments in computer technology, including: an on-line teller system, a PC-network and a sophisticated retail cash-management system. Management believes that investment in computer technology will yield future benefits in the form of increased efficiency and profitability, as the Bank will now be able to offer new service chargeable products to match more closely its customers' needs.

     The increase in salary and employee benefits resulted from a change in the employee mix. Full-time support staff positions were reduced while management level employees were hired to increase efficiency and expand the Company's market coverage. In addition, experienced customer service representatives were hired to operate the new South County and St. Peters branches. This change in the personnel profile was reflected in the increased costs associated with salaries and employee benefits despite only a nominal increase in the number of full-time equivalent employees. Additionally, as the banking industry continues to consolidate, the Bank plans to hire additional qualified employees in 1997 by taking advantage of the pool of experienced workers expected to become available as local branches of large institutions are closed. As of March 31, 1997, Allegiant Bank employed 119 full-time equivalent employees compared to 95 full-time equivalent employees at March 31, 1996.

     Despite the additional costs associated with the opening of the two new branches and the Operations Center, the Company was able to improve its operating efficiency ratio during the first quarter of 1997. The efficiency ratio decreased to 60.64% for the three months ended March 31, 1997, a decrease from 61.09% during the corresponding period in 1996. This ratio is considered to be a measure of the Company's leveraging of overhead expenses. Another overhead management ratio, average assets per full-time equivalent employee, improved from $2.9 million per employee in the first quarter of 1996 to $3.2 million per employee in the same period of 1997. The Company attributes a substantial portion of these efficiency gains to the cost improvement program that it has undertaken as well as the relative increase in total assets.



     The following table sets forth the Company's summary consolidated non-interest income and expense for the periods indicated:

                         NON-INTEREST INCOME AND NON-INTEREST EXPENSE

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             1997              1996
                                                          ----------------------------

                                                                  (In thousands)
Non-interest income:

Overdraft fees                                              $   94            $   78
Service charges and commissions                                 54                50
Other non-interest income                                      170                46
                                                            ------            ------

     Total non-interest income                              $  318            $  174
                                                            ======            ======

Non-interest expense:

Salaries and employee benefits                              $  994            $  805
Depreciation of buildings and fixed assets                     169                82
Rent expense                                                    69                46
Expense on premises and fixed assets                           207               168
Supplies                                                        58                50
Advertising                                                     36                18
Directors' fees                                                 39                17
Other non-interest expense                                     731               326
                                                            ------            ------

  Total non-interest expense                                $2,303            $1,512
                                                            ======            ======

FINANCIAL CONDITION

     At March 31, 1997, the Company's total assets were $390.1 million, an increase of $12.5 million or 3% from December 31, 1996. This growth was primarily attributable to a $23.6 million increase in loans outstanding, principally the addition of $11.3 million in one- to four-family mortgages. Partially offsetting this increase was a substantial decrease in Fed funds sold which decreased from $10.8 million at December 31, 1996 to $25,000 at March
31, 1997. This decrease was due to the funding of increased loan production. Investment securities remained relatively unchanged during the first quarter of 1997, decreasing from $60.6 million at December 31, 1996 to $60.4 million at March 31, 1997.

Loans

     Loans, the largest component of interest earning assets, increased 8% during the first three months of 1997. This growth was attributable to a 24% increase in construction loans, a 9% increase in one- to four-family mortgage loans and a 8% increase in commercial loans. The growth in construction loans was partially attributable to new business relationships introduced to the Bank by newly hired additions to the commercial lending staff, allowing real estate construction loans to increase $2.2 million from $8.8 million at December 31, 1996 to $10.9 million at March 31, 1997.

     Real estate mortgage loans increased $11.4 million during the first three months of 1997, ending the quarter at $132.7 million compared to $121.4 million at December 31, 1996. This increased production includes approximately $1.7 million in conforming FNMA loans, which could be used as an additional source of liquidity. The Mortgage Company was the key contributor to this increase in mortgage loan production, with $9.3 million in loans originated.

     The increase in commercial loans was largely due to marketing efforts of the Bank's commercial loan team, strengthened by the recent additions of personnel recruited from competing banks in the area. Many of these loan officers were able to transfer business relationships with them. Commercial loans increased $6.1 million, from $75.1 million at December 31, 1996 to $81.2 million on March 31, 1997. The majority of these loans are tied to Allegiant's Corporate Market rate (which generally moves with the national prime lending rate) and tend to be the Bank's most profitable loans.

The composition of the loan portfolio is summarized as follows:

                                            LENDING AND CREDIT MANAGEMENT<F1>
                                                     March 31,           Decemmber 31,              March 31,
                                                       1997                  1996                     1996
                                                ------------------    --------------------     -------------------
                                                           Percent                Percent                 Percent
                                                          of Total                of Total                of Total
                                                Amount      Loans     Amount       Loans       Amount      Loans
                                                ------    --------    ------      --------     ------     --------

                                                                         (Dollars in thousands)
Commercial, financial, agricultural
     municipal and industrial
     development                              $ 81,162     25.83%    $ 75,129      25.74%     $ 44,968     23.20%
Real estate--construction                       10,938      3.48        8,763       3.00         9,222      4.76
Real estate--mortgage
     one- to four-family                       132,730     42.23      121,386      41.58        73,305     37.82
     multi-family and commercial                76,810     24.44       74,721      25.60        57,464     29.65
Consumer and other                              12,789      4.07       12,084       4.14         9,035      4.66
Less unearned income                              (162)     (.05)        (157)     (0.05)         (169)    (0.09)
                                              --------    ------     --------     ------      --------    ------
     Total loans<F1>                          $314,267    100.00%    $291,926     100.00%     $193,825    100.00%
                                              ========    ======     ========     ======      ========    ======

---------------------
<F1> The Bank had no outstanding foreign loans at the dates reported.


Investments

     Investment securities decreased $136,000 during the first three months of 1997, ending the quarter at $60.4 million, compared to $60.6 million at December 31, 1996. A $1.0 million increase in United States Government securities was offset by a $1.1 million decrease in United States government agency securities. The Bank targets a laddered investment strategy, purchasing a mix of fixed-rate U.S. Treasury and agency issues as well as callable agency securities and places them within an average maturity range of three to five years. The book values, for the periods indicated, are as follows:

                              INVESTMENT SECURITIES PORTFOLIO

                                                                  March 31,      December 31,
                                                                    1997            1996
                                                                  ---------      ------------
                                                                        (In thousands)
United States Treasury securities                                 $ 8,955           $ 7,941
Obligations of United States government agencies                   45,663            46,717
Federal Home Loan Bank stock                                        4,462             4,462
States and political subdivisions                                   1,173             1,199
Less unrealized (loss) gain on securities held
     available for sale                                               (69)               35
Other                                                                 239               205
                                                                  -------           -------
Total investment securities                                       $60,423           $60,559
                                                                  =======           =======

ASSET QUALITY

     The Bank's allowance for possible loan losses increased 11%, from $3.1 million on December 31, 1996 to $3.5 million on March 31, 1997. This increase was primarily due to the provision of $493,000 to the reserve for possible loan losses during the first three months of 1997. The reserve for loan losses is budgeted by using a risk weighting system based upon the different risk categories of loans. The allowance for loan losses to total loans increased to 1.10% at March 31, 1997 from 1.06% at December 31, 1996. This level takes into account the increased aggregate levels of one- to four-family mortgage loans, which tend to exhibit lower levels of credit risk. The Company believes that the allowance for possible loan losses at March 31, 1997 was adequate to reflect the credit risk in the loan portfolio. See "--Provision for Loan Losses."

     Non-performing loans increased to $767,000 at March 31, 1997, an increase of $75,000 from $692,000 at December 31, 1996. The ratio of non-performing loans to total loans was 0.24% at March 31, 1997, unchanged as a percentage from December 31, 1996. The largest component of non-performing loans was attributable to $386,000 in non-accruing commercial loans.

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

     As an integral part of their examination process, the various regulatory agencies periodically review the Bank's allowances for possible loan losses. Such agencies have the authority to require the Bank to recognize additions to the reserve based upon their judgment. The following table summarizes, for the periods presented, non-performing assets by category:


                              RISK ELEMENTS--NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                              March 31,      December 31,         March 31,
                                                                                1997             1996               1996
                                                                              ---------      ------------         ---------

                                                                                         (Dollars in thousands)
Commercial, financial, agricultural and all other loans:
     Past due 90 days or more                                               $     12          $      5          $     51
     Nonaccrual                                                                  386               207               166
     Restructured terms                                                           --                --                --

Real estate--construction:
     Past due 90 days or more                                                    114               264                --
     Nonaccrual                                                                   71                84               225
     Restructured terms                                                           --                --                --

Real estate--mortgage:
     Past due 90 days or more                                                     71                --                --
     Nonaccrual                                                                   55                --                --
     Restructured terms                                                           --                --                --

Installment loans to individuals:
     Past due 90 days or more                                                     --                23                --
     Nonaccrual                                                                   58               109                 7
     Restructured terms                                                           --                --                --
                                                                            --------          --------          --------

Total non-performing loans:                                                 $    767          $    692          $    449
                                                                            ========          ========          ========

Balance sheet information:
     Total assets                                                           $390,101          $377,564          $275,266
     Loans outstanding                                                       314,267           291,926           193,825
     Shareholders' equity                                                     22,136            16,386            14,375
     Allowance for possible loan loss                                          3,456             3,100             2,257

Ratios:
     Non-performing loans to total loans outstanding                            0.24%             0.24%             0.23%
     Non-performing assets to total assets                                      0.20%             0.18%             0.16%
     Non-performing loans to shareholders' equity                               3.46%             4.22%             3.12%
     Reserve for possible loan losses to total loans                            1.10%             1.06%             1.16%
     Reserve for possible loan losses
      to non-performing loans                                                 450.59%           447.98%           502.67%

Percent of categories to total end-of-period loans:
     Commercial, financial, agricultural,
      municipal and industrial development                                     25.83%            25.74%            23.20%
     Real estate--construction                                                  3.48%             3.00%             4.76%
     Real estate--mortgage:
      one- to four-family residential                                          42.23%            41.58%            37.82%
      multi-family and commercial                                              24.44%            25.60%            29.65%
     Installment and consumer                                                   4.07%             4.14%             4.66%
      Less unearned income                                                     (0.05)%           (0.05)%           (0.09)%
                                                                            --------          --------          --------

Total loans                                                                   100.00%           100.00%           100.00%
                                                                            ========          ========          ========

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

     Corresponding to the growth in assets for the first quarter ended March 31, 1997, total liabilities increased by $12.5 million. A substantial portion of this increase was represented by a $5.1 million increase in short-term borrowings, and a $5.8 million increase in shareholders' equity
-- resulting from the rights offering of 567,750 shares of Common Stock. A portion of the increase in short-term borrowings was due to a reclassification of longer-term advances which will mature within twelve months after March 31, 1997, and as such was classified as short term. The Bank prefers to use these alternative sources of short-term funding in lieu of higher cost retail deposits gathered with deposit promotions.

Deposits

     During the first quarter of 1997, total deposits increased less than 1%, or $2.2 million to $310.8 million from $308.7 million at December 31, 1996. The Bank anticipates deposit growth will increase in the first quarter of 1997, as the South County branch matures and the newly opened St. Peters branch begins to attract core deposits. In addition to the new branch, the Bank plans to continue offering new products in its effort to increase core deposits and attract long-term banking relationships. In 1996, the Bank began offering the following new products: the Allegiant Bank debit card, the Home Equity Credit Line (HECL) and free checking. In 1997, the Bank has introduced investment services through Invest Financial Group and plans to offer PC-home banking and sophisticated cash management services to commercial customers.

The following table summarizes deposit activity:

                                          DEPOSIT LIABILITY COMPOSITION
                                                    March 31,              December 31,
                                                      1997                    1996
                                                -----------------      -------------------
                                                          Percent                  Percent
                                                         of Total                 of Total       Dollar    Percent
                                                Amount   Deposits      Amount     Deposits       Change     Change
                                                ------   --------      ------     --------       ------    -------

                                                                      (Dollars in thousands)

Demand deposits                               $ 31,294     10.07%    $ 29,406        9.53%      $ 1,888      6.42%
NOW accounts                                    11,957      3.85       10,711        3.47         1,246     11.63
Money market accounts                           73,269     23.57       74,490       24.13        (1.221)    (1.64)
Savings deposits                                 6,152      1.98        6,083        1.97            69      1.13
Certificates of deposit                        130,024     41.83      128,407       41.60         1,617      1.26
Certificates of deposit
     over $100,000                              48,505     15.61       50,825       16.47        (2,320)    (4.56)
IRA certificates                                 9,622      3.10        8,748        2.83           874      9.99
                                              --------    ------     --------      ------       -------     -----
     Total Deposits                           $310,823    100.00%    $308,670      100.00%      $ 2,153      0.70%
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

Capital Resources

     Management anticipates continued loan demand in the Bank's market area as bank consolidation continues and fewer middle market lenders serve the area. In order to maintain the flexibility to fund this growth, the Company intends to strengthen its equity capital position through retained earnings and the issuance of debt and/or equity securities as deemed advisable. In addition, the Company has entered into an agreement with the FHLB providing the Bank a credit facility secured by the Bank's assets with current availability of $71.8 million of which $34.0 million was outstanding as of March 31, 1997. These capital resources will provide the Bank the opportunity to further expand the loan portfolio with the flexibility to increase deposits when conditions best match the Bank's needs and resources.

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

     As of March 31, 1997, the Company's risked-based and Tier 1 capital ratios were 11.33% and 10.09%, respectively. Identical capital standards apply to the Bank. For the first quarter of 1997, the Bank's risked-based capital and Tier 1 capital ratios were 10.29% and 7.66%, respectively.

     The minimum acceptable ratio of Tier 1 capital to tangible assets, or leverage ratio, has been established by the FRB at 4%. As of March 31, 1997, the Company's leverage ratio was 7.36%.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits:

              No.  2.1   Agreement and Plan of Merger dated March 20, 1997,
                         between Allegiant Bancorp, Inc. and Reliance
                         Financial, Inc., filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4
                         (Reg. No. 333-26433), is hereby incorporated herein by reference.

              No. 27.1   Financial Data Schedule

(b)           Reports on Form 8-K

              On April 1, 1997, the Registrant filed a Form 8-K with the Securities and Exchange Commission to report, pursuant to Item 5 thereof, the execution of an Agreement and Plan of Merger with Reliance Financial, Inc. which provides for Reliance to be merged with and into Allegiant.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALLEGIANT BANCORP, INC.
                                      (Registrant)



May 15, 1997                         By:  /s/ Shaun R. Hayes
                                        ---------------------------------------
                                        Shaun R. Hayes, President and Principal
                                        Accounting Officer