Form 10QSB
period 1997-06-30
ALLEGIANT BANCORP INC
filed 1997-08-14
CIK 852642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

(Mark one)
/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ---------- to -----------.

Commission file number: 0-26350

                           ALLEGIANT BANCORP, INC.
          (Exact name of the registrant as specified in its charter)


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

On July 31, 1997, the registrant had 2,846,757 outstanding shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (Mark one):  Yes / /  No /X/.

ALLEGIANT BANCORP, INC.
FORM 10-QSB

                                             INDEX
                                                                                            Page
                                                                                            ----
PART I.   CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements                                                3

            Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996               3

            Consolidated Statements of Income -- Three Months Ended June 30, 1997 and
                  1996 and Six Months Ended June 30, 1997 and 1996                           4

            Consolidated Statements of Cash Flows -- Six Months Ended
                  June 30, 1997 and 1996                                                     5

            Notes to Consolidated Financial Statements                                       6

Item 2.     Management's Discussion and Analysis                                             7


PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                23


SIGNATURE                                                                                   24

PART I.               CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                                                                   JUNE 30,    DECEMBER 31,
                                                                     1997          1996
                                                                   --------    ------------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS:
Cash and due from banks                                            $  9,144     $  7,554
Federal funds sold and
      other overnight investments                                     1,000       10,775
Investment securities:
      Available for sale (at estimated market value)                 22,649       22,073
      Held to maturity (approximate market value of
            $39,482 and $38,540, respectively)                       39,749       38,487
Loans, net of allowance for possible loan losses of
      $3,976 and $3,100, respectively                               343,658      288,826
Premises and equipment, net accumulated depreciation                  5,883        5,514
Accrued interest and other assets                                     4,936        3,844
Cost in excess of fair value of net assets acquired                     462          491
                                                                   --------     --------
Total assets                                                       $427,481     $377,564
                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
      Non-interest bearing                                         $ 34,928     $ 29,406
      Interest bearing                                              235,235      228,439
      Certificates of deposit of $100,000 or more                    44,854       50,825
                                                                   --------     --------
Total deposits                                                      315,017      308,670
                                                                   --------     --------
Short-term borrowings                                                74,214       36,137
Long-term debt                                                       13,663       14,663
Accrued expenses and other liabilities                                1,729        1,708
                                                                   --------     --------
Total liabilities                                                   404,623      361,178

Commitments and contingencies

Shareholders' equity:
      Common Stock, $.01 par value -- shares
            authorized, 7,800,000; issued and outstanding,
            2,845,815 and 2,271,000, respectively                        30           23
      Capital surplus                                                21,279       15,983
      Retained earnings                                               1,579          357
      Net unrealized (depreciation) appreciation
            on securities available for sale                            (30)          23
                                                                   --------     --------
Total shareholders' equity                                           22,858       16,386
                                                                   --------     --------
Total liabilities and shareholders' equity                         $427,481     $377,564
                                                                   ========     ========
-------------------------------------
See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
                                                  THREE MONTHS                SIX MONTHS
                                                  ENDED JUNE 30,             ENDED JUNE 30,
                                             -----------------------   ------------------------
                                                1997         1996          1997         1996
                                             ----------   ----------   -----------   ----------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
INTEREST INCOME:
      Interest and fees on loans             $    7,629   $    4,878   $    14,513   $    9,598
      Investment securities                         926          804         1,840        1,742
      Federal funds sold and
         overnight investments                       10           49            66          117
                                             ----------   ----------   -----------   ----------
Total interest income                             8,565        5,731        16,419       11,457
                                             ----------   ----------   -----------   ----------

INTEREST EXPENSE:
      Interest on deposits                        3,619        2,749         7,184        5,574
      Interest on short-term debt                   642          221         1,169          433
      Interest on long-term debt                    364          360           646          748
                                             ----------   ----------   -----------   ----------
Total interest expense                            4,625        3,330         8,999        6,755
                                             ----------   ----------   -----------   ----------
Net interest income                               3,940        2,401         7,420        4,702

Provision for possible loan losses                  628          251         1,121          431
                                             ----------   ----------   -----------   ----------
Net interest income after
      provision for possible loan losses          3,312        2,150         6,299        4,271
                                             ----------   ----------   -----------   ----------

OTHER INCOME:
      Service charges and other fees                328          218           646          392
      Net gain on sale of securities                 --           17            --           17
                                             ----------   ----------   -----------   ----------
Total other income                                  328          235           646          409
                                             ----------   ----------   -----------   ----------

OTHER EXPENSES:
      Salaries and employee benefits              1,335          783         2,329        1,588
      Operating expenses                          1,140          924         2,449        1,631
                                             ----------   ----------   -----------   ----------
Total other expenses                              2,475        1,707         4,778        3,219
                                             ----------   ----------   -----------   ----------

Income before income taxes                        1,165          678         2,167        1,461
Provision for income taxes                          465          253           866          566
                                             ----------   ----------   -----------   ----------
Net income                                   $      700   $      425   $     1,301   $      895
                                             ==========   ==========   ===========   ==========

Primary earnings per share:
      Average common shares outstanding       3,106,404    2,372,630     2,870,483    2,371,391
      Net income                             $      .23   $      .18    $      .45   $      .38

Fully diluted earnings per share:
      Average common shares outstanding       3,106,404    2,372,630    2,870,483     2,371,391
      Net income                             $      .23   $      .18   $      .45    $      .38

------------------------------
See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS
                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  ---------------------
                                                                    1997         1996
                                                                  --------     --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
   Net income                                                     $  1,301     $    895
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                 692          348
         Provision for loan losses                                   1,121          431
         Loan recoveries                                                14           52
         Net gain on sale of securities                                 (3)         (17)
         Changes in assets and liabilities:
            Accrued interest receivable and
               other assets                                         (1,132)        (106)
            Other liabilities                                           21         (288)
                                                                  --------     --------
Cash provided by operating activities                                2,014        1,315
                                                                  --------     --------

INVESTING ACTIVITIES:
   Proceeds from maturities of securities held to maturity           8,451       35,871
   Purchase of investment securities held to maturity               (9,613)     (26,191)
   Proceeds from maturities of securities available for sale         7,691       42,255
   Proceeds from sales of securities available for sale              2,196        1,763
   Purchase of investment securities available for sale            (10,446)     (37,334)
   Loans made to customers, net of repayments                      (55,966)     (41,584)
   Additions to premises and equipment                              (1,100)        (414)
                                                                  --------     --------
Cash used in investing activities                                  (58,787)     (25,634)
                                                                  --------     --------

FINANCING ACTIVITIES:
   Net increase in deposits                                          6,347        6,170
   Net increase in short-term debt                                  12,301        8,449
   Repayment of long-term debt                                      (1,000)      (3,039)
   Proceeds from issuance of long-term debt                         25,776           --
   Proceeds from issuance of Common Stock                            5,272           --
   Proceeds from exercise of warrants                                   31           --
   Payment of dividends                                               (139)         (88)
                                                                  --------     --------
Cash provided by financing activities                               48,588       11,492
                                                                  --------     --------

Net decrease in cash and cash equivalents                           (8,185)     (12,827)
Cash and cash equivalents, beginning of period                      18,329       19,683
                                                                  --------     --------
Cash and cash equivalents, end of period                          $ 10,144     $  6,856
                                                                  ========     ========
------------------------------------
See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Allegiant Bancorp, Inc. (the "Company") and its subsidiaries, Allegiant Bank, Allegiant Mortgage Company, and Edge Mortgage Services, Inc. Unless the context otherwise indicates, references to the "Company" include Allegiant Bancorp, Inc. and its subsidiaries.

        The consolidated balance sheet at June 30, 1997, the consolidated statements of income for the three- and six-month periods ended June 30, 1997 and 1996, respectively, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996, respectively, are unaudited, but, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1997.

2.      EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board ("FASB") issued its Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to adopt retroactively this standard when it reports its operating results for the fiscal quarter and year ending December 31, 1997. When the Company adopts SFAS No. 128, the following restated presentation is expected:

                                               THREE MONTHS                SIX MONTHS
                                             ENDED JUNE 30,             ENDED JUNE 30,
                                            ----------------           ----------------
                                            1997        1996           1997        1996
                                            ----        ----           ----        ----
Basic per share earnings                    $0.25       $0.19          $0.50       $0.41

Diluted per share earnings                  $0.23       $0.18          $0.45       $0.38

3.      PROPOSED ACQUISITIONS

        On March 20, 1997, Allegiant executed an Agreement and Plan of
        Merger (the "Merger Agreement") with Reliance Financial, Inc. ("Reliance"), a Delaware corporation and parent of Reliance
        Financial Savings and Loans Association of St. Louis County, whereby Allegiant will acquire Reliance through the merger of Reliance with and into Allegiant (the "Merger"). Under the Merger Agreement, Allegiant will acquire all of the outstanding capital stock of Reliance in exchange for consideration of 1.6741 shares of Allegiant common stock per share of Reliance common stock, subject to adjustment. Allegiant currently anticipates issuing approximately 608,353 shares of Allegiant common stock in connection with the acquisition, which is anticipated to be completed on or about August 29, 1997, pending approval of the shareholders of Allegiant and the stockholders of Reliance. As of June 30, 1997, Reliance reported, on a consolidated basis, total assets of $30.3 million, total deposits of $23.1 million, total loans of $19.1 million, and stockholders' equity of $6.9 million.

        On May 8, 1997, Allegiant entered into separate Deposit Transfer and Asset Purchase Agreements with Roosevelt Bank ("Roosevelt"), a federal stock savings bank, to purchase Roosevelt's branch offices in Warrenton, Missouri and Union, Missouri. The transactions, which are subject to appropriate regulatory approvals, include the branch buildings, safe deposit, loan and deposit relationships.
        Upon consummation of the transactions, Allegiant expects to assume approximately $100.0 million of deposit liabilities, acquire approximately $1.0 million of real property and the related ATMs, furniture fixtures, equipment and other operating assets, and acquire approximately $2.8 million of consumer loans. The transactions are anticipated to be completed on or about September 5, 1997.

        As of June 30, 1997, the combined branches had total deposits of approximately $100.0 million and total loans of approximately $2.8 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        The Company is a bank holding company that owns all of the capital stock of Allegiant Bank (the "Bank"), a Missouri state-chartered bank. The Bank provides personal and commercial banking and related financial services from seven locations in the St. Louis Standard Metropolitan Statistical Area ("St. Louis SMSA"), the 16th largest metropolitan area in the United States, and two locations in Northeast Missouri. Allegiant Mortgage Company (the "Mortgage Company"), a wholly-owned subsidiary of the Bank, offers residential loans primarily to customers in the St. Louis SMSA. Edge Mortgage Services, Inc. ("Edge"), a wholly-owned subsidiary of the Company, offers residential loans primarily to customers in the St. Louis SMSA who do not qualify under standard mortgage loan criteria.

        The Company was organized in May 1989 and acquired Allegiant State Bank at that time. The Company acquired Allegiant Bank in 1990. In November 1994, Allegiant Bank acquired the Mortgage Company. Effective January 1995, Allegiant State Bank merged into Allegiant Bank. Edge was organized in October 1996. Unless the context indicates otherwise, references herein to the "Company" or "Allegiant" refer to Allegiant Bancorp, Inc. and its subsidiaries.

        On March 20, 1997, Allegiant executed an Agreement and Plan of Merger (the "Merger Agreement") with Reliance Financial, Inc. ("Reliance"), a Delaware corporation and parent of Reliance Financial Savings and Loans Association of St. Louis County, whereby Allegiant will acquire Reliance through the merger of Reliance with and into Allegiant (the "Merger"). Under the Merger Agreement, Allegiant will acquire all of the outstanding capital stock of Reliance in exchange for consideration of 1.6741 shares of Allegiant common stock per share of Reliance common stock, subject to adjustment. Allegiant currently anticipates issuing approximately 608,353 shares of Allegiant common stock in connection with the acquisition, which is anticipated to be completed on or about August 29, 1997, subject to the approval of the shareholders of Allegiant and the stockholders of Reliance. As of June 30, 1997, Reliance reported, on a consolidated basis, total assets of $30.3 million, total deposits of $23.1 million, total loans of $19.1 million, and stockholders' equity of $6.9 million.

        On May 8, 1997, Allegiant entered into separate Deposit Transfer and Asset Purchase Agreements with Roosevelt Bank ("Roosevelt"), a federal stock savings bank, to purchase Roosevelt's branch offices in Warrenton, Missouri and Union, Missouri. The transactions, which are subject to appropriate regulatory approvals, include the branch buildings, safe deposit, loan, and deposit relationships. Upon consummation of the transactions, Allegiant expects to assume approximately $100.0 million of deposit liabilities, acquire approximately $1.0 million of real property and the related

ATMs, furniture fixtures, equipment and other operating assets, and acquire approximately $2.8 million of consumer loans. The transactions are anticipated to be completed on or about September 5, 1997.

        As of June 30, 1997, the combined branches had total deposits of approximately $100.0 million and total loans of approximately $2.8 million.

RESULTS OF OPERATIONS

NET INCOME

        For the second quarter of 1997, the Company reported net income of $700,000, compared to net income of $425,000 for the second quarter of 1996, an increase of $275,000, or 65%. On a per share basis, net income increased 28%, from $.18 for the second quarter of 1996 to $.23 for the comparable period in 1997, despite the 31% increase in average primary common shares outstanding. This increase from 2.4 million shares for the second quarter of 1996 to 3.1 million shares for the corresponding period in 1997, was primarily attributable to the Company's rights offering (the "Rights Offering") to shareholders of Common Stock in February 1997. For every one share of common stock held of record, each shareholder was given the non-transferable right to subscribe for 0.25 of a share of common stock at $9.375 per share. The Company issued 567,750 shares of Common Stock in the Rights Offering.

        For the six-month period ended June 30, 1997, the Company reported net income of $1.3 million compared to $895,000 for the period ended June 30, 1996, an increase of $406,000, or 45%. On a per share basis, net income increased 18%, from $.38 in the 1996 period to $.45 for the six months ended June 30, 1997. This increase was achieved despite the 21% increase in weighted average common shares outstanding from 2.4 million to 2.9 million during the respective periods. This increase in weighted average common shares outstanding was primarily attributable to the Rights Offering.

Net Interest Income

        For the quarter ended June 30, 1997, net interest income before provision for loan losses increased 64% to $3.9 million from $2.4 million at June 30, 1996. This increase was primarily attributable to a 56% increase in interest and fees on loans. Interest and fees on loans totaled $7.6 million during the second quarter of 1997 compared to $4.9 million during the second quarter of 1996. The increase in interest and fees on loans was primarily attributable to the $124.8 million increase in total loans outstanding from $222.8 million at June 30, 1996 to $347.6 million at June 30, 1997.

        Total interest expense for the three months ended June 30, 1997 was $4.6 million, a 39% increase over total interest expense of $3.3 million for the same period in 1996. Interest paid to depositors increased 32%, from $2.7 million during the second quarter of 1996 to $3.6 million during the second quarter of 1997. This increase was primarily attributable to greater deposit volume. In addition, interest paid on short-term borrowings increased 191% from $221,000 during the second quarter of 1996 to $642,000 during the second quarter of 1997. Interest expense on short-term borrowings increased due to the Bank's use of short-term advances from the Federal Home Loan Bank ("FHLB") to fund new loan growth, which management believes to be a more advantageous funding source than deposit promotions, which require paying above market rates. See "--Net Interest Margin" and "--Liquidity and Capital Resource Management."

        For the six-month period ended June 30, 1997, net interest income before provision for loan losses increased 58% to $7.4 million from $4.7 million during the six-month period ended June 30, 1996. This increase was primarily attributable to a 51% increase in interest and fees on loans. Interest and fees on loans totaled $14.5 million for first six months of 1997 as compared to $9.6 million for the first six months of 1996.

        Total interest expense for the six-month period ended June 30, 1997 increased 33% to $9.0 million compared to $6.8 million for the six-month period ended June 30, 1996. This increase was primarily attributable to a 29% increase in interest paid to depositors during the period. Interest expense increased to $7.2 million for the first six months of 1997 from $5.6 million for the first six months of 1996 as deposit volume increased. In addition, interest on short-term borrowings increased 170% to $1.2 million for the first six months of 1997 from $433,000 for the first six months of 1996 as the Bank used short-term FHLB advances to partially fund loan growth.

Net Interest Margin

        The Company's net interest margin for the second quarter of 1997 improved by 45 basis points to 4.07% from 3.62% for the three months ended June 30, 1996. The improvement was primarily attributable to an increase in interest-earning assets and a decrease in the cost of funds. Average interest-earning assets increased $122.4 million from $265.2 million during the three months ended 1996 to $387.6 million during the three months ended June 30, 1997, while the average cost of funds declined 20 basis points from 5.51% during the three months ended June 30, 1996 to 5.31% for the three months ended June 30, 1997.

        The yield on interest-earning assets increased 20 basis points from 8.64% for the three months ended June 30, 1996 to 8.84% for the comparable period in 1997. This increase was primarily attributable to increased loan volume, despite a decrease in loan yield. The yield on loans declined 19 basis points from 9.59% for the three months ended June 30, 1996 to 9.40% for the three months ended June 30, 1997. Average loans outstanding for the three months ended June 30, 1997 comprised 84% of interest-earning assets compared to 76% for the six months ended June 30, 1996, thereby causing total yield on interest-earning assets to increase despite the decrease in the yield on loans. The 19 basis point decline in loan yield was primarily due to two factors: (1) an increased concentration in the portfolio of one- to four-family adjustable-rate mortgages; and (2) a competitive market for retail and commercial lending.

        The Bank's loan spreads decreased partially due to its increased holdings of one- to four-family adjustable-rate mortgage loans, which tend to yield less than commercial or consumer loans. Management prefers to originate one- to four-family adjustable-rate mortgage loans due to the lower credit risk generally associated with this type of loan, as well as the lower exposure to interest rate risk due to the frequent periodic adjustments of the mortgage coupon payments. Along with the reduced credit risk and interest rate protection, the Bank also has observed a lower level of non-performing loans associated with one- to four-family adjustable-rate mortgages compared proportionately to the other types of loans in the Bank's portfolio. Given these attributes of lower risk, the Bank has accepted a lower average yield compared to loans with higher levels of risk. The Bank anticipates the continued addition of one- to four-family adjustable-rate mortgage loans to the Bank's loan portfolio.

        Another benefit in originating one- to four-family adjustable-rate mortgages is that it presents an opportunity for the Bank to establish relationship banking with these new retail customers by offering a complete line of consumer banking products, which should increase non-interest income to help mitigate the lower spreads associated with these types of loans. Examples of consumer banking products offered by the Bank include: Home Equity Credit Lines ("HECL") --introduced in the second quarter of 1996, investment services offered through INVEST Financial Group --introduced in February 1997 and PC home banking and cash management services --to be offered in the second half of 1997. Management believes that relationship banking will be a key to success in the consolidating banking industry and will enhance performance despite lower yields associated with the one- to four-family adjustable-rate mortgage loans by supporting relationship-oriented marketing.

        In addition to changes in the credit portfolio mix, the Bank is also operating in an aggressive and competitive market for both commercial and consumer loans. Not only has the Bank experienced increased competition from within the banking industry, but non-bank financial institutions are attracting customers who have traditionally dealt primarily with commercial banks. These trends have resulted in tighter spreads on the Bank's commercial loans, the Bank's second largest holding in the credit portfolio. In the past, the Bank was able to originate high quality loans at a positive spread to the prime lending rate. In the current market, these spreads have diminished and the market has dictated that many of these same loans are now originated at prime, or at a negative spread to prime. Management does not anticipate that this trend will reverse in the foreseeable future.

        The Bank was able to improve the yield on its investment securities portfolio due to the increase in interest rates. The average yield earned on investment securities increased 41 basis points to 5.94% for the three months ended June 30, 1997, compared to 5.53% for the three months ended June 30, 1996. This increased performance was attributable to management of the investment securities portfolio, along with the addition of higher yielding securities which were funded with maturing securities with lower interest rates.

        The aggregate yield paid for interest bearing deposits and both long- and short-term debt decreased 20 basis points to 5.31% for the three months ended June 30, 1997, compared to 5.51% for the three months ended June 30, 1996. A large portion of this decrease in the Bank's cost of funds was due to the re-pricing of a money market deposit promotion that was run in the first half of 1996. In addition, the yields on certificates of deposit and savings accounts decreased to 5.77% and 2.89%, respectively, for the three months ended June 30, 1997, from 5.88% and 3.24%, respectively for the three months ended June 30, 1996. This decrease was largely attributable to higher yielding certificate of deposits renewing at prevailing interest rates.

        As an alternative to running additional deposit promotions, the Bank has increasingly relied upon FHLB short-term borrowings, which were a more cost-effective funding source than paying above market rates for retail deposits during the period. One bank in the St. Louis SMSA chose to run a money market deposit promotion to yield 6.02% in the first part of 1997, whereas the Bank chose to borrow $10.0 million of short-term funds from the FHLB at a blended cost of 5.86%. The strategy allowed the Bank to access funds, with minimal administrative costs and without increasing the cost of its existing deposit base, which can occur when lower cost deposits mature and subsequently reprice at the higher promotional rate.

        The Bank used these alternative funding sources in anticipation of new branch openings in 1997, as well as a temporary source of funding until recently opened branches can attract increased levels of core deposits, which cost less than promotional monies. The Bank opened its ninth branch on April 1, 1997 (St. Charles County) and also moved the existing Palmyra branch from a grocery store into its own building. In addition, the Bank plans to open a branch in Northeast Missouri and one in St. Louis County in the third quarter of 1997. In addition to the opening of new branches, the third quarter acquisitions of Reliance and the two Roosevelt Bank branches in Warrenton and Union, Missouri will add approximately $123.0 million in deposits. The Company expects that after the acquisitions are completed and the new branches mature, their core deposit base should fund the planned retirement of a substantial portion of the short-term debt.

        The following tables show the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities, and shareholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported:

              DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                       THREE MONTHS ENDED JUNE 30,
                                                 ----------------------------------------------------------------------
                                                                 1997                             1996
                                                 ----------------------------------  ----------------------------------
                                                 AVERAGE    INT. EARNED/    YIELD/   AVERAGE    INT. EARNED/    YIELD/
                                                 BALANCE       EXPENSE     RATE<F1>  BALANCE       EXPENSE     RATE<F1>
                                                 -------    ------------   --------  -------    ------------   --------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS:

INTEREST-EARNING ASSETS:
Loans<F1>                                        $324,594      $7,629       9.40%    $203,493      $4,878       9.59%
Taxable investment securities                      61,143         910       5.95%      57,274         791       5.52%
Non-taxable investment securities                   1,189          16       5.38%         932          13       5.58%
Federal funds sold                                    723          10       5.53%       3,537          49       5.54%
                                                 --------      ------                --------      ------
   Total interest earning assets                  387,649       8,565       8.84%     265,236       5,731       8.64%
                                                 --------      ------                --------      ------

NON-INTEREST-EARNING ASSETS:
Cash and due from banks                             6,742                               6,545
Premises and equipment                              5,811                               4,713
Other assets                                        4,872                               3,843
Allowance for possible loan losses                 (3,817)                             (2,181)
                                                 --------                            --------
   Total assets                                  $401,257                            $278,156
                                                 ========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

INTEREST BEARING LIABILITIES:
Money market accounts                            $ 72,861      $  831       4.56%    $ 59,005      $  720       4.88%
NOW accounts                                       11,864          68       2.29%       9,603          57       2.37%
Savings deposits                                    6,237          45       2.89%       7,169          58       3.24%
Certificates of deposit                           131,597       1,898       5.77%      95,722       1,408       5.88%
Certificates of deposit over $100,000              45,974         632       5.50%      28,855         394       5.46%
IRA certificates                                    9,838         145       5.90%       7,479         112       5.99%
                                                 --------      ------                --------      ------
   Total interest bearing deposits                278,371       3,619       5.20%     207,833       2,749       5.29%
                                                 --------      ------                --------      ------

Federal funds purchased, repurchase
   agreements, and other short-term
   borrowings                                      50,314         642       5.10%      15,686         221       5.64%
Long-term borrowings                               19,683         364       7.40%      18,174         360       7.92%
                                                 --------      ------                --------      ------
   Total interest bearing liabilities             348,368       4,625       5.31%     241,693       3,330       5.51%
                                                 --------      ------                --------      ------

NON-INTEREST BEARING LIABILITIES:
Demand deposits                                    28,398                              20,480
Other liabilities                                   2,204                               1,477
Shareholders' equity                               20,287                              14,506
                                                 --------                            --------
   Total liabilities and
   shareholders' equity                          $399,257                            $278,156
                                                 ========                            ========

   Net interest income                                         $3,940                              $2,401
                                                               ======                              ======

   Net interest margin                                                      4.07%                               3.62%

------------------------------------
<F1> Interest on non-accruing loans is not included for purposes of calculating yields which have been annualized.

         The Company's net interest margin for the six months ended June 30, 1997 improved 38 basis points to 3.95% from 3.57% for the six months ended June 30, 1996. The increase was primarily attributable to the increase in average interest-earning assets and a decrease in the Bank's cost of funds. Average interest-earning assets increased $111.7 million from $263.5 million for the six months ended June 30, 1996 to $375.3 million for the six months ended June 30, 1997. The average cost of funds declined 29 basis points from 5.60% from the six months ended June 30, 1996 to 5.31% for the six months ended June 30, 1997.

         The yield on interest-earning assets increased 6 basis points from 8.69% for the six months ended June 30, 1996 to 8.75% for the six months ended June 30, 1997. This increase was primarily attributable to increased loan volume, despite a decrease in loan yield. The yield on loans declined 46 basis points from 9.77% for the six months ended June 30, 1996 to 9.31% for the six months ended June 30, 1997. Average loans outstanding for the six months ended June 30, 1997 comprised 83% of interest-earning assets compared to 75% for the same period ended June 30, 1996, thereby causing total yield to increase despite the decrease in the yield on loans. The 46 basis point decline in loan yield was largely due to two factors: (1) an increased concentration in the portfolio of one- to four-family adjustable-rate mortgages; and (2) a competitive market for retail and commercial lending.

         The average yield on investment securities increased 47 basis points to 6.02% for the six months ended June 30, 1997 compared to 5.55 for the six months ended June 30, 1996. This increase was attributable to the improved management of the investment securities portfolio, along with the addition of higher yielding securities which were funded with maturing securities with lower interest rates.

         The aggregate yield paid for interest bearing deposits and both long- and short-term debt decreased 29 basis points to 5.31% for the six months ended June 30, 1997, compared to 5.60% for the six months ended June 30, 1996. A large portion of this decrease in the Bank's cost of funds was due to the re-pricing of a money market deposit promotion that was run in the first half of 1996. In addition, the yields on certificates of deposit and savings accounts decreased to 5.75% and 2.89%, respectively, for the three months ended June 30, 1997 from 5.93% and 3.43%, respectively, for the three months ended June 30, 1996. This decrease was largely attributable to higher yielding certificates of deposits which renewed at prevailing interest rates.

         The following table shows the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities, and shareholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported:

               DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                       SIX  MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------------------
                                                                1997                                1996
                                                 ---------------------------------   ---------------------------------
                                                 AVERAGE    INT. EARNED/   YIELD/    AVERAGE    INT. EARNED/   YIELD/
                                                 BALANCE      EXPENSE     RATE<F1>   BALANCE      EXPENSE     RATE<F1>
                                                 -------    ------------  --------   -------    ------------  --------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:

INTEREST-EARNING ASSETS:
Loans<F1>                                        $311,707     $14,513       9.31%    $196,571     $ 9,598       9.77%
Taxable investment securities                      59,992       1,810       6.03%      61,793       1,719       5.56%
Non-taxable investment securities                   1,181          30       5.08%         931          23       4.94%
Federal funds sold                                  2,385          66       5.53%       4,236         117       5.52%
                                                 --------     -------                --------     -------
   Total interest earning assets                  375,265      16,419       8.75%     263,531      11,457       8.69%
                                                 --------     -------                --------     -------

NON-INTEREST-EARNING ASSETS:
Cash and due from banks                             7,563                               6,829
Premises and equipment                              5,573                               4,669
Other assets                                        5,031                               3,850
Allowance for possible loan losses                 (3,497)                             (2,188)
                                                 --------                            --------
   Total assets                                  $389,935                            $276,691
                                                 ========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest bearing liabilities:
Money market accounts                            $ 72,674     $ 1,650       4.54%    $ 58,358     $ 1,463       5.01%
NOW accounts                                       11,521         135       2.34%       9,359         113       2.41%
Savings deposits                                    6,093          88       2.89%       7,474         128       3.43%
Certificates of deposit                           130,715       3,758       5.75%      96,299       2,855       5.93%
Certificates of deposit over $100,000              47,021       1,272       5.41%      28,795         796       5.53%
IRA certificates                                    9,522         281       5.90%       7,242         219       6.05%
                                                 --------     -------                --------     -------
   Total interest bearing deposits                277,546       7,184       5.18%     207,527       5,574       5.37%
                                                 --------     -------                --------     -------

Federal funds purchased, repurchase
   agreements, and other short-term
   borrowings                                      44,407       1,169       5.26%      14,941         433       5.80%
Long-term borrowings                               16,834         646       7.67%      18,944         748       7.90%
                                                 --------     -------                --------     -------
   Total interest bearing liabilities             338,787       8,999       5.31%     241,412       6,755       5.60%
                                                 --------     -------                --------     -------

NON-INTEREST BEARING LIABILITIES:
Demand deposits                                    28,282                              19,357
Other liabilities                                   2,101                               1,578
Shareholders' equity                               19,765                              14,344
                                                 --------                            --------
   Total liabilities and
      shareholders' equity                       $388,935                            $276,691
                                                 ========                            ========

   Net interest income                                        $ 7,420                             $ 4,702
                                                              =======                             =======

   Net interest margin                                                      3.95%                               3.57%

------------------------------------
<F1> Interest on non-accruing loans is not included for purposes of calculating yields which have been annualized.

Provision for Loan Losses

         Consistent with the Bank's written loan policy, an allowance is set aside to offset possible future loan losses. This allowance is evaluated on a monthly basis at a rate determined by management based upon its review of the loan portfolio. The allowance for loan losses is increased by these provisions which are charged against income, and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the portfolio, past loan loss experience, potential future loan losses on loans to specific customers and/or industries, and other pertinent factors that management believes require current recognition in estimating possible loan losses.

         For the quarter ended June 30, 1997, the provision for loan losses was $628,000 compared to $251,000 for the corresponding quarter in 1996, an increase of $377,000 or 150%. For the six month period ended June 30, 1997, the provision for loan losses was $1.1 million compared to $431,000 for the six months ended June 30, 1996, an increase of $690,000 or 160%. The increases in the provision for possible loan losses for the three- and six-month periods ended June 30, 1997 reflect the increase in total loans outstanding. Total loans outstanding increased from $222.8 million at June 30, 1996 to $347.6 million at June 30, 1997.

         Net loans charged off in the second quarter of 1997 totaled $118,000 compared to $233,000 for the same period in 1996. Net loans charged off during the six months ended June 30, 1997 totaled $259,000 compared to $323,000 for the same period in 1996. A large portion of the 1997 charge-off totals was comprised of three commercial loans totaling $153,000, of which, $111,000 was charged-off in the second quarter. Net charge-offs decreased primarily because the 1996 totals included a charge-off of one commercial loan totaling $165,000.

Non-interest Income and Expense

         Non-interest income for the second quarter of 1997 was $328,000 compared to $218,000 for the second quarter of 1996. This increase of $110,000, or 50%, was due to the increased number of deposit accounts, the expanded base of service chargeable products offered to the Company's customers, and the addition of non-deposit investments offered through INVEST Financial Group. In addition, the Company was engaged in a cost improvement program that included a revamping of the Bank's fee structure. The largest improvement attributable to the cost improvement program involved fees charged on overdrafts, which are estimated to increase non-interest income by approximately $100,000 on an annual basis for 1997. Other improvements are expected from improved cash management, increases in charges for customer check supplies and an increase in installment loan fees. Management expects continued growth in non-interest income as new products are developed and offered to the Bank's customers.

         For the six months ended June 30, 1997, non-interest income was $646,000, an increase of $254,000 from $392,000 for the corresponding period of 1996. This 65% increase was attributable to increased service charges stemming from an expanded product base and an increase in service chargeable deposits. Newly adopted service charge policies, previously mentioned, also contributed to the increase in non-interest income.

         For the quarter ended June 30, 1997, total non-interest expense increased $768,000, or 45%, to $2.5 million from $1.7 million for the quarter ended June 30, 1996. This increase included a 71% increase in salaries and employee benefits and a 23% increase in other operating expenses. The increase in salary and employee benefits resulted from a change in the employee mix. Full-time support staff positions were reduced while management level employees were added. In addition, experienced customer service representatives were hired to operate the new South County and St. Peters branches.

This change in the personnel profile was reflected in the increased costs associated with salaries and employee benefits. Additionally, as the banking industry continues to consolidate, the Bank plans to hire additional qualified employees in 1997 from the pool of experienced workers expected to become available as local branches of other financial institutions are closed. As of June 30, 1997, the Bank employed 137 full-time equivalent employees compared to 92 full-time equivalent employees at June 30, 1996, representing a 49% increase.

         A large portion of the increase in operating expenses was directly related to the operation of the newly opened South County and St. Peters branches, as well as the development of the Allegiant Bank Operations Center which also serves as the home to the Mortgage Company and Edge. The remainder of the increase in operating expenses was attributable to expenditures for telephone, supplies, professional fees and business development. Management believes that these increases are attributable to the Bank's recent growth and represent the normal increases in regular business activities. Also included in the increase in non-interest expense are expenditures associated with the Bank's newest investments in computer technology, including: an on-line teller system, a PC network and a sophisticated retail cash-management system. Management believes that investment in computer technology will yield future benefits in the form of increased efficiency and profitability, as the Bank will be able to offer new service chargeable products to match more closely its customers' needs.

         For the six months ended June 30, 1997, total non-interest expense increased 48% to $4.8 million from $3.2 million at June 30, 1996. This increase included a 47% increase in salaries and other employee benefits. The additional costs incurred for salaries and employee benefits were due to the previously mentioned change in the employee mix. Depreciation expense increased 43% from $214,000 during the six months ended June 30, 1996 to $307,000 during the same period ended June 30, 1997. The increase was primarily attributable to the furniture and equipment purchased in conjunction with new branch openings. Business development expense increased 138% from $33,000 during the six months ended June 30, 1996 to $80,000 during the same period ended June 30, 1997. This increase was primarily attributable to the Bank's continuing efforts to attract and develop business relationships. Commission expense increased 76% from $125,000 during the six months ended June 30, 1996 to $221,000 during the same period ended June 30, 1997. This increase was primarily attributable to the sale of non-deposit investments which the Bank began selling through INVEST Financial Group in early 1997. In addition, the Bank recorded $67,000 in depreciation of assets related to capital leases, the majority of which was attributable to one capital lease.

FINANCIAL CONDITION

         At June 30 , 1997, the Company's total assets were $427.5 million, an increase of $49.9 million or 13% from December 31, 1996. This increase was primarily attributable to a $55.7 million increase in loans outstanding from $291.9 million at December 31, 1996 to $347.6 million at June 30, 1997. A substantial portion of these loans were in the form of one- to four-family and other real estate mortgages. Fed funds sold decreased 91% during the six months ended June 30, 1997 to $1.0 million from $10.8 million at December 31, 1996. This decrease was due to increased loan production. Investment securities increased 3%, or $1.8 million, from $60.6 million at December 31, 1996 to $62.4 million at June 30, 1997.

Loans

         Loans, the largest component of interest earning assets, increased 19% during the first six months of 1997. This increase was attributable to a 59% increase in construction loans, a 22% increase in one- to four-family mortgage loans, and a 14% increase in commercial loans. The growth in construction loans was partially attributable to new business relationships introduced to the Bank by newly hired additions to the commercial lending staff, allowing real estate construction loans to increase $5.2 million from $8.8 million at December 31, 1996 to $14.0 million at June 30, 1997.

         Real estate mortgage loans increased $26.2 million during the first six months of 1997, totaling $147.6 compared to $121.4 million at December 31, 1996. This increased production includes approximately $5.2 million in conforming Federal National Mortgage Association ("FNMA") loans, which could be used as an additional source of liquidity. The Mortgage Company was the key contributor to this increase in mortgage loan production, with $35.6 million in loans originated.

         The increase in commercial loans was largely due to marketing efforts of the Bank's commercial loan team, strengthened by the recent additions of personnel recruited from competing banks in the area. Many of these loan officers were able to transfer business relationships with them. Commercial loans increased $10.8 million, from $75.1 million at December 31, 1996 to $85.9 million on June 30, 1997. The majority of these loans are tied to the Bank's Corporate Market rate (which generally moves with the national prime lending rate) and tend to be the Bank's most profitable loans.

         The composition of the loan portfolio is summarized as follows:

                                         LENDING AND CREDIT MANAGEMENT<F1>
                                                         JUNE 30,              DECEMBER 31,             JUNE 30,
                                                           1997                   1996                    1996
                                                  ---------------------   --------------------    ---------------------

                                                               PERCENT                PERCENT                  PERCENT
                                                               OF TOTAL               OF TOTAL                 OF TOTAL
                                                  AMOUNT        LOANS     AMOUNT        LOANS     AMOUNT        LOANS
                                                  ------       --------   ------      --------    ------       --------
                                                                         (DOLLARS IN THOUSANDS)
Commercial, financial, agricultural,
   municipal and industrial
   development                                   $ 85,888       24.71%   $ 75,129       25.74%   $ 50,090       22.48%
Real estate--construction                          13,963        4.02       8,763        3.00       9,091        4.08
Real estate--mortgage:
   One- to four-family                            147,583       42.45     121,386       41.58      85,598       38.42
   Multi-family and commercial                     87,265       25.10      74,721       25.60      63,302       28.41
Consumer and other                                 13,124        3.78      12,084        4.14      14,884        6.68
Less unearned income                                 (189)       (.05)       (157)      (0.05)       (160)      (0.07)
                                                 --------      ------    --------      ------    --------      ------
Total loans                                      $347,634      100.00%   $291,926      100.00%   $222,805      100.00%
                                                 ========      ======    ========      ======    ========      ======

------------------------------------
<F1> The Bank had no outstanding foreign loans at the dates reported.

         The following table summarizes, for the periods indicated, activity in the Bank's allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

                          SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION--ALLOCATION
                                           OF THE ALLOWANCE FOR LOAN LOSSES
                                                                               SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                                JUNE 30, 1997           JUNE 30, 1996
                                                                               ----------------        ----------------
                                                                                       (DOLLARS IN THOUSANDS)
Allowance for possible loan losses
      (beginning of period)                                                       $  3,100                $  2,130

Loans charged off:
Commercial, financial, agricultural,
         municipal and industrial development                                         (124)                    (41)
      Real estate--mortgage                                                            (56)                   (277)
      Installment and consumer                                                         (79)                     (5)
      Other loans                                                                       --                      --
                                                                                  --------                --------
Total loans                                                                           (259)                   (323)
                                                                                  --------                --------

Recoveries of loans previously charged off:
      Commercial, financial, agricultural,
         Municipal and industrial development                                            6                      47
      Real estate--mortgage                                                             --                       3
      Installment and consumer                                                           7                       2
      Other loans                                                                       --                      --
                                                                                  --------                --------
Total recoveries                                                                        13                      52
                                                                                  --------                --------
Net loans charged off                                                                 (246)                   (271)
                                                                                  --------                --------
Provision for possible loan losses                                                   1,121                     431
                                                                                  --------                --------
Allowance for possible loan losses (end of period)                                $  3,976                $  2,290
                                                                                  --------                --------
Loans outstanding:
      Average                                                                     $311,707                $196,571
      End of period                                                               $347,634                $222,805

Ratios:

      Net charge offs to average loans outstanding                                    0.08%                   0.14%
      Net charge offs to provision for loan losses                                   21.94%                  62.88%
      Provision for loan losses to average loans outstanding                          0.36%                   0.22%
      Allowance for loan loss to total loans outstanding                              1.14%                   1.03%

Allocation for possible loan losses at end of period:

      Commercial, financial, agricultural,
         municipal and industrial development                                     $  1,864                $    615
      Real estate--construction                                                        159                      92
      Residential real estate loans, first deeds of trust                              667                     852
      Installment loans to individuals                                                 134                     105
      All other loans                                                                   --                      --
      Unallocated                                                                    1,152                     626
                                                                                  --------                --------

Total                                                                             $  3,976                $  2,290
                                                                                  ========                ========

Investments

         Investment securities increased $1.8 million in the first six months of 1997, from $60.6 million at December 31, 1996 to $62.4 million at June 30, 1997. The increase was primarily attributable to a $1.1 million increase in United State Treasury securities from $7.9 million at December 31, 1996 to $9.0 million at June 30, 1997. In addition, there was a $1.4 million increase FHLB stock due to purchases required under the Bank's borrowing agreement with the FHLB. FHLB stock increased from $4.5 million at December 31, 1996 to $5.9 million at June 30, 1997.

         The book values of the investment securities for the periods indicated are as follows:

                       INVESTMENT SECURITIES PORTFOLIO
                                                           JUNE 30,     DECEMBER 31,
                                                             1997          1996
                                                           --------     ------------
                                                                (IN THOUSANDS)
United States Treasury securities                          $ 8,963        $ 7,941
Obligations of United States government agencies            46,079         46,718
Federal Home Loan Bank stock                                 5,898          4,462
States and political subdivisions                            1,158          1,199
        Plus unrealized gain on securities held
           available for sale                                   45             35
Other                                                          255            205
                                                           -------        -------
Total investment securities                                $62,398        $60,560
                                                           =======        =======

ASSET QUALITY

         The Company's allowance for possible loan losses increased 28%, from $3.1 million on December 31, 1996 to $4.0 million on June 30, 1997. This increase was primarily due to the provision of $1.1 million to the reserve for possible loan losses during the first six months of 1997. The reserve for loan losses is budgeted by using a risk weighting system based upon the different risk categories of loans. The allowance for loan losses to total loans increased to 1.14% at June 30, 1997 from 1.06% at December 31, 1996. Management believes that the allowance for possible loan losses at June 30, 1997 was adequate to reflect the credit risk in the loan portfolio. See "--Provision for Loan Losses."

         Non-performing loans increased to $872,000 at June 30, 1997, an increase of $180,000 from $692,000 at December 31, 1996. The ratio of non-performing loans to total loans increased to 0.25% at June 30, 1997, compared to 0.24% at December 31, 1996. The increase in non-performing loans was primarily attributable to one residential real estate loan which was characterized as a non-accrual loan. Management believes that the Bank is adequately reserved for these specific problem loans and that the increase in non-performing loans does not reflect an overall trend in the asset quality of the loan portfolio.

         Potential problem credits are monitored by the lending staff and senior management. The Bank continually monitors its loan portfolio and discontinues the accrual of interest on any loan on which payment of principal or interest on a timely basis in the normal course of business is doubtful. The discontinuance of interest accrual on a loan occurs at any time that a significant problem is detected in the normal payment process. The Bank's policy is to automatically place a loan on non-accrual status when it becomes 90 days past due, unless it is well secured and in the process of collection. Interest income on a non-accrual loan is recognized only as collected.

         As an integral part of their examination process, the various regulatory agencies periodically review the Bank's allowances for possible loan losses. Such agencies have the authority to require the Bank to recognize additions to the reserve based upon their judgment. The Company believes that the allowances for possible loan losses at June 30, 1997 were adequate. The following table summarizes, for the periods presented, non-performing assets by category:

                           RISK ELEMENTS--NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS
                                                                       JUNE 30,        DECEMBER 31,        JUNE 30,
                                                                         1997              1996              1996
                                                                       --------        ------------        --------
                                                                                 (DOLLARS IN THOUSANDS)
Commercial, financial, agricultural and all other loans:
      Past due 90 days or more                                        $    119          $      5          $     79
      Non-accrual                                                          288               207               171
      Restructured terms                                                    --                --                --

Real estate--construction:
      Past due 90 days or more                                              --               264                --
      Non-accrual                                                          130                84               340
      Restructured terms                                                    --                --                --

Real estate--mortgage:
      Past due 90 days or more                                              --                --                --
      Non-accrual                                                          312                --                --
      Restructured terms                                                    --                --                --

Installment loans to individuals:
      Past due 90 days or more                                              --                23                --
      Non-accrual                                                           23               109                48
      Restructured terms                                                    --                --                --
                                                                      --------          --------          --------

Total non-performing loans:                                           $    872          $    692          $    638
                                                                      ========          ========          ========

Balance sheet information:
      Total assets                                                    $427,481          $377,564          $292,421
      Loans outstanding                                                347,634           291,926           222,805
      Shareholders' equity                                              22,858            16,386            14,688
      Allowance for possible loan loss                                   3,976             3,100             2,290

Ratios:
      Non-performing loans to total loans outstanding                     0.25%             0.24%             0.29%
      Non-performing assets to total assets                               0.20%             0.18%             0.22%
      Non-performing loans to shareholders' equity                        3.81%             4.22%             4.34%
      Reserve for possible loan losses to total loans                     1.14%             1.06%             1.03%
      Reserve for possible loan losses
         to non-performing loans                                        455.96%           447.98%           358.93%

Percent of categories to total end of period loans:
      Commercial, financial, agricultural,
         municipal and industrial development                            24.71%            25.74%            22.48%
      Real estate--construction                                           4.02%             3.00%             4.08%
      Real estate--mortgage:
         One- to four-family residential                                 42.45%            41.58%            38.42%
         Multi-family and commercial                                     25.10%            25.60%            28.41%
Installment and consumer                                                  3.78%             4.14%             6.68%
      Less unearned income                                               (0.05)%           (0.05)%           (0.07)%
                                                                      --------          --------          --------
Total loans                                                             100.00%           100.00%           100.00%
                                                                      ========          ========          ========

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

         Corresponding to the growth in assets for the first six months of 1997, total liabilities and shareholders' equity increased by $49.9 million.
A substantial portion of this increase was represented by a $38.1 million increase in short-term borrowings. Long-term borrowing decreased by $1.0 million during the first six months of 1997 due to a partial repayment. The Bank used these borrowings primarily to fund loan growth in anticipation of recently opened branches attracting core deposits and until the planned acquisitions of Reliance Financial, Inc. and the Warrenton and Union, Missouri branches of Roosevelt Bank close in the third quarter of 1997. As of June 30, 1997, combined deposits from the planned acquisitions totaled approximately $123.0 million. The addition of these deposits is expected to be partially used for the planned retirement of current outstanding debt.

Deposits

         During the six months ended June 30, 1997, total deposits increased 2.1%, or $6.3 million, to $315.0 million from $308.7 million at December 31, 1996. The Bank anticipates deposit growth will increase in the second half of 1997, as the South County branch matures and the newly opened St. Peters branch begins to attract core deposits. As mentioned above, the planned acquisitions of Reliance Financial, Inc. and the Warrenton and Union, Missouri branches of Roosevelt Bank which are scheduled to close in the third quarter of 1997 will substantially increase core deposits. As of June 30, 1997, combined deposits from the planned acquisitions totaled approximately $123.0 million. In addition to the new branch, the Bank plans to continue offering new products to increase core deposits and attract long-term banking relationships. In 1997, the Bank introduced investment services through INVEST Financial Group and plans to offer PC home banking and sophisticated cash management services to commercial customers.

         The following  table summarizes deposit activity:

                                          DEPOSIT LIABILITY COMPOSITION
                                                        JUNE 30,               DECEMBER 31,
                                                          1997                    1996
                                                  --------------------    ---------------------
                                                              PERCENT                  PERCENT
                                                              OF TOTAL                 OF TOTAL   DOLLAR      PERCENT
                                                  AMOUNT      DEPOSITS    AMOUNT       DEPOSITS   CHANGE       CHANGE
                                                  ------      --------    ------       --------   ------       ------
                                                      (DOLLARS IN THOUSANDS)
Demand deposits                                  $ 34,928       11.09%   $ 29,406        9.53%    $ 5,522       18.78%
NOW accounts                                       11,627        3.69      10,711        3.47         916        8.55
Money market accounts                              74,357       23.60      74,490       24.13        (133)      (0.18)
Savings deposits                                    6,323        2.01       6,083        1.97         240        3.95
Certificates of deposit                           132,885       42.18     128,407       41.60       4,478        3.49
Certificates of deposit
      over $100,000                                44,854       14.24      50,825       16.47      (5,971)     (11.75)
IRA certificates                                   10,043        3.19       8,748        2.83       1,295       14.80
                                                 --------     -------    --------      ------     -------      ------
      Total deposits                             $315,017     100.00%    $308,670      100.00%    $ 6,347        2.06%
                                                 ========     ======     ========      ======     =======      ======

         The Bank seeks to maintain a level of liquidity that will provide a readily available source of funds for new loans, allowing it to meet loan commitments and other obligations on a timely basis. Historically, the Bank has been loan driven, meaning that as loans have increased, the Bank has taken action to increase the level of core deposits and, depending on market conditions, access cost effective alternative sources of short-term funding.

         Increasing core deposits generally involves the use of promotions, paying premium rates coupled with advertising to attract new customers to the Bank. When possible, the Bank has timed a deposit promotion to coincide with the opening of a new branch to achieve maximum growth in deposits. It has been the Bank's experience that the majority of deposits raised through these promotions have remained at the Bank after the promotion is over and so have provided a steadily growing base of core deposits at the Bank. In addition to the above-described sources, the steady flow of maturing securities provides a source of liquidity.

Capital Resources

         Management anticipates continued loan demand in the Bank's market area as bank consolidation continues and fewer middle market lenders serve the area. In order to maintain the flexibility to fund this growth, the Company intends to strengthen its equity capital position through retained earnings and the issuance of debt and/or equity securities as deemed advisable. In addition, the Company has entered into an agreement with the FHLB to provide the Bank a credit facility secured by the Bank's assets with current availability of $96.4 million of which $59.6 million was outstanding as of June 30, 1997. These capital resources will provide the Bank the opportunity to further expand the loan portfolio with the flexibility to increase deposits when conditions best match the Bank's needs and resources.

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

         As of June 30, 1997, the Company's risked-based and Tier 1 capital ratios were 9.63% and 7.31%, respectively. Identical capital standards apply to the Bank. For the first six months of 1997, the Bank's risked-based capital and Tier 1 capital ratios were 10.36% and 9.11%, respectively.

         The minimum acceptable ratio of Tier 1 capital to tangible assets, or leverage ratio, has been established by the FRB at 4%. As of June 30, 1997, the Company's leverage ratio was 5.53%.

         The Company currently believes that its business will require up to $4.0 million of additional capital prior to the end of 1997, which capital likely would be obtained in the form of a private placement or public offering of equity securities, including possibly another rights offering. The

Company's management will continue to monitor the Company's actual and forecasted position in light of operating results and planned operations and growth.


PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits:

         No. 27  Financial Data Schedule

(b)      Reports on Form 8-K

         On April 1, 1997, the Company filed a report on Form 8-K to report, pursuant to Item 5 thereof, the execution of an Agreement and Plan of Merger, dated March 20, 1997, with Reliance Financial, Inc., a Delaware corporation ("Reliance"), whereby the Company agreed to acquire Reliance through the merger of Reliance with and into the Company.


                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                 ALLEGIANT BANCORP, INC.
                                   (Registrant)



August 14, 1997                  By: /s/ Shaun R. Hayes
                                    --------------------------------------------
                                    Shaun R. Hayes, President
                                    and Principal Accounting Officer