Form 10QSB
period 1997-09-30
ALLEGIANT BANCORP INC
filed 1997-11-14
CIK 852642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB

(Mark one)
/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997.

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from ----------- to ------------.

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

On November 10, 1997, the registrant had 3,573,125 outstanding shares of Common Stock, $0.01 par value.

Transitional Small Business Disclosure Format (Mark one):  Yes / /  No /X/.

ALLEGIANT BANCORP, INC.
FORM 10-QSB

                                             INDEX
                                                                                               Page
                                                                                               ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements                                                   3

            Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996             3

            Consolidated Statements of Income -- Three Months Ended September 30, 1997
                  and 1996 and Nine Months Ended September 30, 1997 and 1996                    4

            Consolidated Statements of Cash Flows -- Nine Months Ended September 30,
                  1997 and 1996                                                                 5

            Notes to Consolidated Financial Statements                                          6

Item 2.     Management's Discussion and Analysis                                                8

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                   27

SIGNATURE                                                                                      28


PART I.     CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                                                              SEPTEMBER 30,                    DECEMBER 31,
                                                                  1997                            1996
                                                              -------------                    ------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS:
Cash and due from banks                                         $ 17,242                         $  7,554
Federal funds sold and
     other overnight investments                                  20,360                           10,775
Investment securities:
     Available for sale (at estimated market value)               41,091                           22,073
     Held to maturity (approximate market value of
       $35,500 and $38,540, respectively)                         35,266                           38,487
Loans, net of allowance for possible loan losses of
       $4,842 and $3,100, respectively                           434,668                          288,826
Premises and equipment, net of accumulated depreciation            8,996                            5,514
Cost in excess of fair value of net assets acquired               13,429                              491
Accrued interest receivable                                        4,461                            2,830
Other real estate owned                                               81                               --
Other assets                                                       3,106                            1,014
                                                                --------                         --------
Total assets                                                    $578,700                         $377,564
                                                                ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Non-interest bearing                                       $ 46,134                         $ 29,406
     Interest bearing                                            375,572                          228,439
     Certificates of deposit of $100,000 or more                  51,678                           50,825
                                                                --------                         --------
Total deposits                                                   473,384                          308,670
                                                                --------                         --------
Short-term borrowings                                             52,486                           36,137
Long-term debt                                                    15,663                           14,663
Accrued interest payable                                           2,034                            1,681
Accrued and other liabilities                                        271                               27
                                                                --------                         --------
Total liabilities                                                543,838                          361,178

Shareholders' equity:
     Common Stock, $.01 par value -- shares
       authorized, 7,800,000; issued and outstanding,
       3,567,769 and 2,271,000, respectively                          37                               23
     Capital surplus                                              32,453                           15,983
     Retained earnings                                             2,273                              357
     Net unrealized appreciation on
       securities available for sale                                  99                               23
                                                                --------                         --------
Total shareholders' equity                                        34,862                           16,386
                                                                --------                         --------
Total liabilities and shareholders' equity                      $578,700                         $377,564
                                                                ========                         ========

------------------------------------
See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
                                                            THREE MONTHS                     NINE MONTHS
                                                         ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                    ---------------------------       --------------------------
                                                       1997             1996             1997            1996
                                                    ----------       ----------       ----------      ----------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
INTEREST INCOME:
      Interest and fees on loans                    $    9,342       $    6,048       $   23,855      $   15,646
      Investment securities                              1,007              838            2,827           2,580
      Federal funds sold and
            overnight investments                          160                4              246             121
                                                    ----------       ----------       ----------      ----------
Total interest income                                   10,509            6,890           26,928          18,347
                                                    ----------       ----------       ----------      ----------

INTEREST EXPENSE:
      Interest on deposits                               4,403            3,035           11,587           8,609
      Interest on short-term debt                          993              514            2,162             947
      Interest on long-term debt                           333              335              979           1,083
                                                    ----------       ----------       ----------      ----------
Total interest expense                                   5,729            3,884           14,728          10,639
                                                    ----------       ----------       ----------      ----------
Net interest income                                      4,780            3,006           12,200           7,708

Provision for possible loan and lease losses               556              519            1,677             950
                                                    ----------       ----------       ----------      ----------
Net interest income after
      provision for possible loan and lease losses       4,224            2,487           10,523           6,758
                                                    ----------       ----------       ----------      ----------

OTHER INCOME:
      Service charges and other fees                       553              291            1,219             683
      Net gain on sale of securities                        25               32               25              49
                                                    ----------       ----------       ----------      ----------
Total other income                                         578              323            1,224             732
                                                    ----------       ----------       ----------      ----------

OTHER EXPENSES:
      Salaries and employee benefits                     1,695              811            4,024           2,399
      Operating expenses                                 1,713            1,152            4,162           2,783
                                                    ----------       ----------       ----------      ----------
Total other expenses                                     3,408            1,963            8,186           5,182
                                                    ----------       ----------       ----------      ----------

Income before income taxes                               1,394              847            3,561           2,308
Provision for income taxes                                 556              339            1,422             905
                                                    ----------       ----------       ----------      ----------
Net income                                          $      838       $      508       $    2,139      $    1,403
                                                    ==========       ==========       ==========      ==========

Primary earnings per share:
      Average common shares outstanding              3,368,728        2,358,668        3,036,569       2,367,911
      Net income                                    $      .25       $      .22       $      .70      $      .59

Fully diluted earnings per share:
      Average common shares outstanding              3,368,728        2,358,668        3,036,569       2,367,911
      Net income                                    $      .25       $      .22       $      .70      $      .59

----------------------------------
See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS
OF CASH FLOWS
                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       ---------------------------------
                                                                          1997                    1996
                                                                       ---------                --------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
      Net income                                                       $   2,139                $  1,403
      Adjustments to reconcile net income to
         net cash provided by operating activities:
             Depreciation and amortization                                 1,259                     513
             Provision for loan and lease losses                           1,677                     950
             Loan recoveries                                                  32                      54
             Net loss on sale of securities                                  (28)                    (49)
             Changes in assets and liabilities:
                Accrued interest receivable and
                    other assets                                          (2,067)                 (1,178)
                Other liabilities                                            301                     130
                                                                       ---------                --------
Cash provided by operating activities                                  $   3,313                $  1,823
                                                                       ---------                --------

INVESTING ACTIVITIES:
      Cash and cash equivalents of acquired entities                   $  84,368                $     --
      Proceeds from maturities of securities held to maturity             17,700                  36,923
      Purchase of investment securities held to maturity                 (13,068)                (31,415)
      Proceeds from maturities of securities available for sale           11,482                  42,415
      Proceeds from sales of securities available for sale                 2,196                   2,085
      Proceeds from sales of securities of acquired entities               4,286                      --
      Purchase of investment securities available for sale               (30,001)                (39,014)
      Loans made to customers, net of repayments                        (127,552)                (93,126)
      Additions to premises and equipment                                 (3,155)                   (539)
      Other investing activities                                              30                      --
                                                                       ---------                --------
Cash used in investing activities                                      $ (53,714)               $(82,671)
                                                                       ---------                --------

FINANCING ACTIVITIES:
      Net increase in deposits                                         $  46,213                $ 36,564
      Net increase in short-term debt                                     14,348                  32,852
      Repayment of long-term debt                                             --                     (39)
      Proceeds from issuance of long-term debt                             3,000                      --
      Proceeds from issuance of Common Stock                               5,285                       4
      Proceeds from exercise of warrants                                     229                      --
      Proceeds from exercise of stock options                                820                      --
      Payment of dividends                                                  (221)                   (138)
                                                                       ---------                --------
Cash provided by financing activities                                  $  69,674                $ 69,243
                                                                       ---------                --------

Net increase (decrease) in cash and cash equivalents                   $  19,273                $(11,605)
Cash and cash equivalents, beginning of period                            18,329                  19,683
                                                                       ---------                --------
Cash and cash equivalents, end of period                               $  37,602                $  8,078
                                                                       =========                ========

------------------------------------
See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Allegiant Bancorp, Inc. (the "Company") and its subsidiaries, Allegiant Bank (the "Bank"), Allegiant Bank, FSB (the "Savings Bank"), Allegiant Mortgage Company (the "Mortgage Company") and Edge Mortgage Services, Inc. ("Edge"). Unless the context otherwise indicates, references to the "Company" include Allegiant Bancorp, Inc. and its subsidiaries.

      The consolidated balance sheet at September 30, 1997, the consolidated statements of income for the three- and nine-month periods ended September 30, 1997 and 1996, respectively, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996, respectively, are unaudited, but, in the opinion of the Company, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be obtained for the full year ending December 31, 1997.

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

                                             THREE MONTHS                NINE MONTHS
                                          ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                          -------------------        -------------------
                                           1997         1996          1997         1996
                                          ------       ------        ------       ------
Basic per share earnings                   $0.27        $0.25         $0.77        $0.64

Diluted per share earnings                 $0.25        $0.22         $0.70        $0.59

3.    RECENT ACQUISITIONS

      Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated March 20, 1997, by and between the Company and Reliance Financial, Inc. ("Reliance"), a Delaware corporation and parent of Reliance Financial Savings and Loan Association of St. Louis County ("RFSLA"), the Company acquired Reliance through the merger of Reliance with and into the Company (the "Reliance Acquisition"). RFSLA was renamed Allegiant Bank, FSB upon consummation of the Reliance Acquisition. Under the Merger Agreement, the Company acquired all of the outstanding capital stock of Reliance in exchange for 599,126 shares of the Company's Common Stock. The transaction was completed August 29, 1997. As of June 30, 1997, Reliance reported, on a consolidated basis, total assets of $30.3 million, total deposits of $23.1 million, net loans of $19.1 million and stockholders' equity of $6.9 million. The Company recorded goodwill of $3.9 million in connection with the Reliance Acquisition. The Company currently operates the Savings Bank as a wholly-owned subsidiary of the Company.

      Pursuant to separate Deposit Transfer and Asset Purchase Agreements, dated May 8, 1997, by and between the Company and Roosevelt Bank ("Roosevelt"), a Missouri state-chartered bank, the Bank assumed the deposits and acquired the loans and real property of Roosevelt's branch offices in Warrenton, Missouri and Union, Missouri (collectively, the "Branch Acquisition"). The Branch Acquisition was completed September 4, 1997. The Bank assumed approximately $95.7 million of deposit liabilities, acquired real property and related automated teller machines, furniture, fixtures, equipment and other operating assets with an aggregate value of $0.9 million, and approximately $2.9 million of consumer loans. The Bank recorded goodwill of $8.7 million in connection with the Branch Acquisition. The acquisition was accounted for under the purchase method.

4.    PRO FORMA CONDENSED COMBINED CONSOLIDATED INCOME STATEMENTS

      The following unaudited pro forma condensed combined consolidated income statements for the nine months ended September 30, 1997 and September 30, 1996 set forth the results of operations of the Company combined with the results of operations of Reliance as if the Reliance Acquisition had occurred at the beginning of each of the respective periods. The unaudited pro forma condensed combined consolidated income statements should be read in conjunction with the accompanying notes and with the historical consolidated financial statements of the Company. The interim financial information for the nine months ended September 30, 1997 and September 30, 1996 include all adjustments which, in the Company's opinion, are necessary to present the data fairly. These pro forma condensed combined consolidated income statements may not be indicative of the results of operations that actually would have occurred if the Reliance Acquisition had been consummated on the dates assumed above or the results of operations that may be achieved in the future.

                                                                NINE MONTHS ENDED SEPTEMBER 30, 1997
                                             -----------------------------------------------------------------------------
                                                                                                               PRO FORMA
                                                                                                               COMBINED
                                             ALLEGIANT<F1>        RELIANCE<F2>              ADJUSTMENTS       CONSOLIDATED
                                             -------------        ------------              -----------       ------------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Net interest income                         $   12,099<F3>          $    962               $     --            $   13,061
Net income                                  $    2,111<F3>          $     90               $   (195)<F4>       $    2,006

Average adjusted common shares
      outstanding                            3,192,362<F3>           399,943                162,777 <F5>        3,755,082
Net income                                  $     0.66              $   0.22               $     --            $     0.53

                                                                NINE MONTHS ENDED SEPTEMBER 30, 1996
                                             -----------------------------------------------------------------------------
                                                                                                               PRO FORMA
                                                                                                               COMBINED
                                             ALLEGIANT<F1>        RELIANCE<F2>              ADJUSTMENTS       CONSOLIDATED
                                             -------------        ------------              -----------       ------------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Net interest income                         $    7,708              $  1,025               $     --            $    8,733
Net income                                       1,403              $    224               $   (195)<F4>       $    1,432

Average adjusted common shares
      outstanding                            2,367,911               401,341                163,346 <F5>        2,932,598
Net income                                  $     0.59              $   0.56               $     --            $     0.49



                            ALLEGIANT BANCORP, INC.
     Notes To Pro Forma Condensed Combined Consolidated Income Statements
                                (Unaudited)

<F1>  Amounts reflect the periods ended September 30, 1997 and September 30,
      1996, respectively, based on a calendar fiscal year.

<F2>  Amounts reflect the periods ended June 30, 1997 and June 30, 1996, respectively, based on a fiscal year end of September 30.

<F3>  The Company's September 30, 1997 results of operations do not reflect the Savings Bank's amounts from August 31, 1997 to September 30, 1997.

<F4>  In connection with the acquisition of Reliance, the Company recorded goodwill of approximately $3.9 million, which will be amortized over a period of 15 years.

<F5>  Reflects average common shares of Reliance outstanding during the nine months ended September 30, 1996 and the nine months ended September
      30, 1997, respectively, adjusted for the Company's acquisition of all the outstanding capital stock of Reliance in exchange for consideration of 1.407 shares of Allegiant Common Stock per share of Reliance Common Stock.


5.    NONCASH INVESTING AND FINANCING ACTIVITIES

      As a result of the Reliance Acquisition, the Company acquired $27.8 million in assets (net of cash and cash equivalents) and assumed $23.9 million in liabilities in exchange for 599,126 shares of Common Stock. The Company recorded $3.9 million in goodwill in connection with the Reliance Acquisition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      The Company is a bank holding company that owns all of the capital stock of Allegiant Bank (the "Bank"), a Missouri state-chartered bank, and Allegiant Bank, FSB (the "Savings Bank), a federal savings bank. The Bank and Savings Bank provide personal and commercial banking and related financial services from eleven locations in the St. Louis Standard Metropolitan Statistical Area ("St. Louis SMSA"), the 16th largest metropolitan area in the United States, and three locations in Northeast Missouri. Allegiant Mortgage Company (the "Mortgage Company"), a wholly-owned subsidiary of the Bank, offers residential loans primarily to customers in the St. Louis SMSA. Edge Mortgage Services, Inc. ("Edge"), a wholly-owned subsidiary of the Company, offers residential loans primarily to customers in the St. Louis SMSA who do not qualify under standard mortgage loan criteria.

      The Company was organized in May 1989 and acquired Allegiant State Bank at that time. The Company acquired Allegiant Bank in 1990. In November 1994, Allegiant Bank acquired the Mortgage Company. Effective January 1995, Allegiant State Bank merged into Allegiant Bank. Edge was organized in October 1996 and began operations in January 1997. The Savings Bank was acquired in August 1997. Unless the context indicates otherwise, references herein to the "Company" or "Allegiant" refer to Allegiant Bancorp, Inc. and its subsidiaries, and references to the "Operating Subsidiaries" refer collectively to the Bank, the Savings Bank, the Mortgage Company and Edge.

      Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated March 20, 1997, by and between the Company and Reliance Financial, Inc. ("Reliance"), a Delaware corporation and parent of Reliance Financial Savings and Loan Association of St. Louis County ("RFSLA"), the Company acquired Reliance through the merger of Reliance with and into the Company (the "Reliance Acquisition"). RFSLA was renamed Allegiant Bank, FSB upon consummation of the Reliance Acquisition. Under the Merger

Agreement, the Company acquired all of the outstanding capital stock of Reliance in exchange for 599,126 shares of the Company's Common Stock. The transaction was completed August 29, 1997. As of June 30, 1997, Reliance reported, on a consolidated basis, total assets of $30.3 million, total deposits of $23.1 million, net loans of $19.1 million and stockholders' equity of $6.9 million. The Company recorded goodwill of $3.9 million in connection with the Reliance Acquisition. The Company currently operates the Savings Bank as a wholly-owned subsidiary of the Company.

      Pursuant to separate Deposit Transfer and Asset Purchase Agreements, dated May 8, 1997, by and between the Company and Roosevelt Bank ("Roosevelt"), a Missouri state-chartered bank, the Bank assumed the deposits and acquired the loans and real property of Roosevelt's branch offices in Warrenton, Missouri and Union, Missouri (collectively, the "Branch Acquisition"). The Branch Acquisition was completed September 4, 1997. The Bank assumed approximately $95.7 million of deposit liabilities, acquired real property and related automated teller machines, furniture, fixtures, equipment and other operating assets with an aggregate value of $0.9 million, and approximately $2.9 million of consumer loans. The Bank recorded goodwill of $8.7 million in connection with the Branch Acquisition.

     The Company's primary service area is located in St. Louis County which has a population of approximately 1.0 million and the City of St. Louis which has a population of approximately 400,000. A key to market coverage is accessibility. With the addition of the Mehlville retail banking office in 1996 and the St. Peters, Affton (the Savings Bank) and Crestwood retail banking offices in 1997, management believes that the Company's retail banking offices are within a 20 minute drive from all principal sectors of the St. Louis SMSA. Upon consummation of the Branch Acquisition, the Bank added retail banking offices in Warrenton, Missouri and Union, Missouri. The Warrenton banking office is located in Warren County, which has a population of approximately 23,000. With the addition of the Warrenton branch, the Bank is believed to have the largest deposit market share in Warren County. The Union banking office is located in Franklin County, which has a population of approximately 87,000. Both the Warrenton and Union banking offices are within a 45 minute drive from St. Louis County. The recent branch openings, the Reliance Acquisition and the Branch Acquisition are part of the Company's plan to expand into markets in St. Louis County and contiguous counties to provide accessibility to its customers.

     The Bank also has three retail banking offices in Northeastern Missouri, including the City of Kahoka, the City of Palmyra and Monroe City. The Company intends to continue to expand its Northeastern Missouri operations into additional markets not currently served by existing facilities.

RESULTS OF OPERATIONS

NET INCOME

      The Company reported net income of $838,000 for the third quarter of 1997, compared to net income of $508,000 for the third quarter of 1996, an increase of $330,000, or 65%. Earnings per share increased to $0.25 for the third quarter of 1997 compared to $0.22 for the third quarter of 1996, an increase of 14%. Net income for the nine months ended September 30, 1997 was $2.1 million compared to $1.4 million for the nine months ended September 30, 1996, an increase of $736,000, or 52%. Earnings per share increased to $0.70 for the nine months ended September 30, 1997 compared to $0.59 for the nine months ended September 30, 1996, an increase of 19%. Average common shares outstanding increased to 3.4 million for the third quarter of 1997 compared to 2.4 million for the third quarter of 1996, an increase of 43%. Average common shares outstanding increased to 3.0 million for the nine months ended September 30, 1997 compared to 2.4 million for the nine months ended September 30, 1996, an increase of 28%. The increase in average common shares outstanding for the three and nine months ended September 30, 1997 was primarily attributable to the Company's rights offering (the "Rights Offering") to shareholders of Common Stock in February 1997 and the Reliance Acquisition in August 1997. The Company issued 567,750 shares of Common Stock in the Rights Offering and 599,126 shares of Common Stock in the Reliance Acquisition.

Net Interest Income

      Net interest income increased $1.8 million, or 59%, to $4.8 million for the third quarter of 1997 compared to $3.0 million for the third quarter of 1996. Net interest income as a percentage of average interest-bearing assets during such periods increased to 4.11% from 3.88%. Net interest income increased $4.5 million to $12.2 million for the nine months ended September 30, 1997 compared to $7.7 million for the nine months ended September 30, 1996. Net interest income as a percentage of average interest-bearing assets during such periods increased to 4.01% from 3.68%.

      The increase in net interest income for the three and nine months ended September 30, 1997, was primarily attributable to the increase in average interest-earning assets. For the third quarter of 1997, average interest-earning assets increased $156.0 million to $465.6 million compared to $309.6 million for the third quarter of 1996. For the nine months ended September 30, 1997, average interest-earning assets increased $126.7 million to $405.8 million compared to $279.1 million for the nine months ended September 30, 1996. The increase in average interest-earning assets was attributable primarily to an increase in loans. For the third quarter of 1997, average loans increased $134.4 million to $386.7 million compared to $252.2 million for the third quarter of 1996. For the nine months ended September 30, 1997, average loans increased $121.8 million to $336.9 million compared to $215.1 million for the corresponding period of 1996. Average loans outstanding for the three and nine months ended September 30, 1997 increased 53% and 57%, respectively, compared to the corresponding periods in 1996. The increase in average loans outstanding resulted in an increase in interest and fees associated with the loans, despite the decrease in yield from 9.70% to 9.44% for the nine months ended 1997 compared to the corresponding period in 1996. Interest and fees on loans for the three and nine months ended September 30, 1997 was $9.3 million and $23.9 million, respectively, compared to $6.0 million and $15.6 million, respectively, for the corresponding periods in 1996. The increase in average loans was partially offset by the interest expense related to the increase in average interest-bearing liabilities. Interest-bearing deposits for the three and nine months ended September 30, 1997 increased 48% and 38%, respectively, compared to the corresponding periods in 1996. In addition, short-term debt for the three and nine months ended September 30, 1997 increased 84% and 135%, respectively, compared to the corresponding periods in 1996.
Short-term debt increased due to the Company's use of short-term advances from the Federal Home Loan Bank ("FHLB") to fund new loan growth. Management believes these short-term advances from the FHLB currently are a more advantageous funding source than deposit promotions, which require paying above market rates. In the third quarter of 1997, the Bank applied $25.0 million of cash proceeds received pursuant to the Branch Acquisition to repay short-term advances from the FHLB with an average rate of 6.14%. See "--Net Interest Margin" and "--Liquidity and Capital Resource Management." Interest expense associated with interest-bearing liabilities for the three and nine months ended September 30, 1997 was $5.7 million and $14.7 million, respectively, compared to $3.9 million and $10.6 million for the corresponding periods in 1996.

Net Interest Margin

      Net interest margin increased 23 basis points to 4.11% for the third quarter of 1997 compared to 3.88% for the third quarter of 1996. The net interest margin increased 33 basis points to 4.01% for the nine months ended September 30, 1997 compared to 3.68% for the nine months ended September 30, 1996.

      The increase in net interest margin for the three and nine months ended September 30, 1997 compared to the corresponding periods of 1996 was attributable to the increase in average interest-earning assets and the decrease in the cost of funds. Cost of funds for the third quarter of 1997 decreased 10 basis points to 5.45% compared to 5.55% for the third quarter of 1996. Cost of funds for the nine months ended September 30, 1997 decreased 19 basis points to 5.36% compared to 5.55% for the nine months ended September 30, 1996. The decrease in cost of funds was primarily due to decreases in yields on certificates of deposit that matured and were renewed at lower rates.

      The yield on loans in the third quarter of 1997 increased 7 basis points to 9.66% compared to 9.59% for the third quarter of 1996. The yield on loans for the nine months ended September 30, 1997 decreased 26 basis points to 9.44% compared to 9.70% for the nine months ended September 30, 1996. The decrease in loan yield was primarily due to an increase in the proportion of one- to four-family adjustable-rate mortgages in the loan portfolio and a competitive market for retail and commercial lending.

      The Bank's and Savings Bank's loan spreads decreased partially due to their increased holdings of one- to four-family adjustable-rate mortgage loans, which tend to yield less than commercial or consumer loans.
Management prefers to originate one- to four-family adjustable-rate mortgage loans due to the lower credit risk generally associated with this type of loan, as well as the lower exposure to interest rate risk due to the frequent periodic adjustments of the mortgage coupon payments. Along with the reduced credit risk and interest rate protection, the Bank and Savings Bank also have observed a lower level of non-performing loans associated with one- to four-family adjustable-rate mortgages compared proportionately to the other types of loans in their portfolios. Given these attributes of lower risk, the Bank and Savings Bank have accepted a lower average yield compared to loans with higher levels of risk. The Bank and Savings Bank anticipate the continued addition of one- to four-family adjustable-rate mortgage loans to their loan portfolios.

      Another benefit to originating one- to four-family adjustable-rate mortgages is that it presents an opportunity for the Bank and Savings Bank to establish relationship banking with these new retail customers by offering a complete line of consumer banking products, which should increase non-interest income to help mitigate the lower spreads associated with these types of loans. Examples of consumer banking products offered include: Home Equity Credit Lines ("HECL") --introduced in the second quarter of 1996, investment services offered through INVEST Financial Group --introduced in February 1997, and PC home banking and cash management services --to be offered in the fourth quarter of 1997. Management believes that relationship banking will be a key to success in the consolidating banking industry and will enhance performance despite lower yields associated with the one- to four-family adjustable-rate mortgage loans by supporting relationship-oriented marketing.

      In addition to changes in the credit portfolio mix, the Bank and Savings Bank are also operating in an aggressive and competitive market for both commercial and consumer loans. Not only have the Bank and Savings Bank experienced increased competition from within the banking industry, but non-bank financial institutions are attracting customers who have traditionally dealt primarily with commercial banks. These trends have resulted in tighter spreads on the Bank's and Savings Bank's commercial loans, the second largest holding in the Bank's and Savings Bank's credit portfolios. In the past, the Bank and Savings Bank were able to originate high quality loans at a positive spread to the prime lending rate. In the current market, these spreads have diminished and the market has dictated that many of these same loans are now originated at prime, or at a negative spread to prime. Management does not anticipate that this trend will reverse in the foreseeable future. As a result of the increased competition for loans, the Company entered into the commercial and retail leasing businesses in 1997. Management believes that leasing will increase the Company's consumer portfolio and will provide yields that are generally higher than those on loans.

      The Bank and Savings Bank were able to increase the yield on their investment securities portfolios due to the increase in interest rates. The average yield earned on investment securities increased 19 basis points to 6.07% for the third quarter of 1997 compared to 5.88% for the third quarter of 1996. The average yield earned on investment securities increased 35 basis points to 5.99% for the nine months ended September 30, 1997 compared to 5.64% for the nine months ended September 30, 1996. This increased performance was attributable to the management of the investment securities portfolios, along with the addition of higher yielding securities which were funded with maturing securities that had lower interest rates.

      Average interest-bearing deposits increased $107.7 million to $333.9 million in the third quarter of 1997 compared to $226.3 million for the third quarter of 1996. The yield on average interest-bearing deposits decreased ten basis points to 5.27% for the third quarter of 1997 compared to 5.37% for the third quarter of 1996. Average interest-bearing deposits increased $81.6 million to $296.5 million for the nine months ended September 30, 1997 compared to $215.0 million for the nine months ended September 30, 1996. The yield on average interest-bearing deposits decreased 13 basis points to 5.21% for the nine months ended September 30, 1997 compared to 5.34% for the nine months ended September 30, 1996. The decrease in the yield on average interest-bearing deposits was primarily attributable to the decrease in yields on certificates of deposit that matured and were renewed at lower prevailing interest rates. The yield on average certificates of deposits decreased nine basis points to 5.79% for the third quarter of 1997 compared to 5.88% for the third quarter of 1996. The yield on average certificates of deposit decreased 11 basis points to 5.72% for the nine months ended September 30, 1997 compared to 5.83% for the nine months ended September 30, 1996.

      The Company's cost of funds decreased primarily as a result of the Reliance Acquisition and the Branch Acquisition which provided deposits with yields generally lower than those being paid by the Bank. The Branch Acquisition also provided an increase in the amount of lower-yielding demand deposits, particularly free-checking accounts which do not earn interest. Also, during the third quarter of 1997, the Operating Subsidiaries began a new retail banking strategy designed to increase core deposits, lower the cost of funds and build customer relationships through the cross-selling of multiple products. Management believes that it can build long-term relationships with customers when those customers use multiple products offered by the Operating Subsidiaries. To build this cross-selling culture, the Company hired a new head of its Retail Division from an area competitor in mid-1997.

      The Company has increasingly relied upon FHLB short-term borrowings as an alternative to running additional deposit promotions, which were a more cost-effective funding source than paying premium market rates for retail deposits during the period.

This strategy allowed the Bank to access funds, with minimal administrative costs and without increasing the cost of its existing deposit base, which can occur when lower cost deposits mature and subsequently reprice at the higher promotional rate. As a result of the Reliance Acquisition and the Branch Acquisition which added combined deposits of approximately $123.0 million, the Company does not believe it will need to access short-term FHLB borrowings as frequently in the future. After the close of the Branch Acquisition, the Company repaid $25.0 million of the Bank's short-term debt and plans to rely more on its lower-yielding deposits for liquidity.

      Average debt outstanding increased 62% to $86.8 million for the third quarter of 1997 compared to $53.7 million for the third quarter of 1996. Average debt outstanding increased $29.5 million to $70.0 million for the nine months ended September 30, 1997 compared to $40.5 million for the nine months ended September 30, 1996. The increase in debt was primarily attributable to the increase in average short-term borrowings which increased 84% to $68.1 million for the third quarter of 1997 compared to $37.1 million for the third quarter of 1996. Average short-term borrowings increased 135% to $52.4 million for the nine months ended September 30, 1997 compared to $22.3 million for the nine months ended September 30, 1996.

      The Company also used these alternative funding sources in anticipation of new branch openings in 1997, as well as a temporary source of funding until recently opened branches can attract increased levels of core deposits, which cost less than promotional monies. The Bank opened its ninth branch in April, 1997 (St. Charles County) and also moved the existing Palmyra branch from a grocery store into its own building. In addition, the Bank opened new branches in Northeastern Missouri and St. Louis County in September 1997. In addition to the opening of the new branches, the Reliance Acquisition and the Branch Acquisition increased the Bank's deposits by approximately $123.0 million. The Company used $25.0 million of cash from the Branch Acquisition to reduce short-term borrowings. In addition, the Company expects that after the new branches mature, their core deposit base should fund the planned retirement of a substantial portion of the short-term debt.

      The following tables show the condensed consolidated average balance sheet and reflect the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 1997 and 1996:

                      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------------------------
                                                         1997                                         1996
                                           ---------------------------------             --------------------------------
                                           AVERAGE    INT.EARNED/    YIELD/              AVERAGE   INT.EARNED/    YIELD/
                                           BALANCE      EXPENSE     RATE<F1>             BALANCE     EXPENSE     RATE<F1>
                                           -------      -------     --------             -------     -------     --------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS:

INTEREST-EARNING ASSETS:
Loans<F1>                                 $386,657      $ 9,342       9.66%             $252,230      $6,048       9.59%
Taxable investment securities               65,292          993       6.08%               55,994         824       5.89%
Non-taxable investment securities            1,093           14       5.12%                1,046          14       5.35%
Federal funds sold                          12,538          160       5.10%                  300           4       5.33%
                                          --------      -------                         --------      ------
      Total interest-earning assets        465,580       10,509       9.03%              309,570       6,890       8.90%
                                          --------      -------                         --------      ------

NON-INTEREST-EARNING ASSETS:
Cash and due from banks                      7,129                                         5,203
Premises and equipment                       7,153                                         3,535
Other assets                                11,055                                         3,916
Allowance for possible loan losses          (4,269)                                       (2,383)
                                          --------                                      --------
      Total assets                        $486,648                                      $319,841
                                          ========                                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

INTEREST-BEARING LIABILITIES:
Money market accounts                     $ 84,028      $   989       4.71%             $ 61,144      $  742       4.85%
NOW accounts                                13,645           70       2.05%                9,804          61       2.49%
Savings deposits                             9,939           67       2.70%                6,984          51       2.92%
Certificates of deposit                    165,846        2,420       5.84%              104,283       1,523       5.84%
Certificates of deposit over $100,000       47,601          667       5.60%               36,387         539       5.93%
IRA certificates                            12,887          190       5.90%                7,673         119       6.20%
                                          --------      -------                         --------      ------
      Total interest-bearing deposits      333,946        4,403       5.27%              226,275       3,035       5.37%
                                          --------      -------                         --------      ------

Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                            68,122          993       5.83%               37,084         514       5.54%
Long-term borrowings                        18,674          333       7.13%               16,652         335       8.05%
                                          --------      -------                         --------      ------
      Total interest-bearing liabilities   420,742        5,729       5.45%              280,011       3,884       5.55%
                                          --------      -------                         --------      ------

NON-INTEREST-BEARING LIABILITIES:
Demand deposits                             37,124                                        24,292
Other liabilities                            2,350                                         1,718
Shareholders' equity                        26,432                                        13,820
                                          --------                                      --------
      Total liabilities and
            shareholders' equity          $486,648                                      $319,841
                                          ========                                      ========

      Net interest income                               $ 4,780                                       $3,006
                                                        =======                                       ======

      Net interest margin                                             4.11%                                        3.88%

------------------------------------
<F1>  Interest on non-accruing loans is not included for purposes of calculating yields which have been annualized.

                      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------------------------
                                                         1997                                         1996
                                           ---------------------------------             --------------------------------
                                           AVERAGE    INT.EARNED/    YIELD/              AVERAGE   INT.EARNED/    YIELD/
                                           BALANCE      EXPENSE     RATE<F1>             BALANCE     EXPENSE     RATE<F1>
                                           -------      -------     --------             -------     -------     --------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS:

INTEREST-EARNING ASSETS:
Loans<F1>                                 $336,943      $23,855        9.44%            $215,124     $15,646       9.70%
Taxable investment securities               61,943        2,783        5.99%              59,860       2,536       5.65%
Non-taxable investment securities              977           44        6.00%               1,151          44       5.10%
Federal funds sold                           5,865          246        5.59%               2,924         121       5.52%
                                          --------      -------                         --------     -------
      Total interest-earning assets        405,728       26,928        8.85%             279,059      18,347       8.77%
                                          --------      -------                         --------     -------

NON-INTEREST-EARNING ASSETS:
Cash and due from banks                      6,429                                         6,287
Premises and equipment                       6,106                                         4,291
Other assets                                 8,453                                         3,872
Allowance for possible loan losses          (3,786)                                       (2,253)
                                          --------                                      --------
      Total assets                        $422,930                                      $291,256
                                          ========                                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest-bearing liabilities:
Money market accounts                     $ 76,498      $ 2,635        4.59%            $ 59,607     $ 2,205       4.93%
NOW accounts                                12,236          207        2.26%               9,638         174       2.41%
Savings deposits                             7,582          156        2.74%               7,204         178       3.29%
Certificates of deposit                    142,337        6,179        5.79%              98,524       4,379       5.93%
Certificates of deposit over $100,000       47,216        1,940        5.48%              32,471       1,335       5.48%
IRA certificates                            10,656          470        5.88%               7,435         338       6.06%
                                          --------      -------                         --------     -------
      Total interest-bearing deposits      296,525       11,587        5.21%             214,879       8,609       5.34%
                                          --------      -------                         --------     -------

Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                            52,399        2,162        5.50%              22,322         947       5.66%
Long-term borrowings                        17,454          979        7.48%              18,180       1,083       7.94%
                                          --------      -------                         --------     -------
      Total interest-bearing liabilities   366,378       14,728        5.36%             255,381      10,639       5.55%
                                          --------      -------                         --------     -------

NON-INTEREST-BEARING LIABILITIES:
Demand deposits                             31,651                                        20,161
Other liabilities                            2,227                                         1,508
Shareholders' equity                        22,674                                        14,606
                                          --------                                      --------
      Total liabilities and
            shareholders' equity          $422,930                                      $291,656
                                          ========                                      ========

      Net interest income                               $12,200                                      $ 7,708
                                                        =======                                      =======

      Net interest margin                                              4.01%                                       3.68%

------------------------------------
<F1>  Interest on non-accruing loans is not included for purposes of calculating yields which have been annualized.

Provision for Loan and Lease Losses

      The provision for possible loan and lease losses increased $37,000 to $556,000 for the third quarter of 1997 compared to $519,000 for the third quarter of 1996. The provision for possible loans and lease losses increased $727,000 to $1.7 million for the nine months ended September 30, 1997 compared to $950,000 for the nine months ended September 30, 1996. The increase in the provision for possible loan and lease losses was primarily attributable to internal loan growth within corporate banking. Total loans increased $147.6 million to $439.5 million at September 30, 1997 compared to $291.9 million at December 31, 1996.

      Net loans charged off were $96,000 and $342,000 for the three and nine months ended September 30, 1997, respectively, compared to $85,000 and $356,000, respectively, for the corresponding periods in 1996. A large portion of the 1997 charge-off totals was comprised of three commercial loans totaling $153,000. Net charge-offs decreased primarily because the 1996 totals included a charge-off of one commercial real estate loan totaling $165,000. Tables summarizing non-performing assets and past-due loans are presented under "--Financial Condition" and "--Asset Quality," and charge-off experience is presented under "--Lending and Credit Management."

Non-interest Income

      Non-interest income increased $255,000 to $578,000 for the third quarter of 1997 compared to $323,000 for the third quarter of 1996. Non-interest income increased $492,000 to $1.2 million for the nine months ended September 30, 1997 compared to $732,000 for the nine months ended September 30, 1996. The increase in non-interest income was primarily attributable to the increased number of deposit accounts, the expanded base of service chargeable products offered to the Company's customers and the addition of non-deposit investments offered through INVEST Financial Group beginning in March 1997.
In addition, the increases reflect the benefits of a cost improvement program implemented by the Company that included a revamping of the Bank's fee structure. The largest improvement attributable to the cost improvement program involved fees charged on overdrafts. Other improvements include enhanced cash management, increases in charges for customer check supplies and increases in installment loan fees. Management expects continued growth in non-interest income as new products are developed and offered to the Bank's and the Savings Bank's customers.

      Overdraft fees increased $64,000 to $149,000 for the third quarter of 1997 compared to $85,000 for the third quarter of 1996. Overdraft fees increased $114,000 to $373,000 for the nine months ended September 30, 1997 compared to $259,000 for the nine months ended September 30, 1996. The increase in overdraft fees was primarily attributable to the aforementioned increase in the number of deposit accounts and the cost improvement program for overdraft fees.

      Income from the retail sale of non-deposit investments increased $77,000 to $79,000 for the third quarter of 1997 compared to $2,000 for the third quarter of 1996. Income from the retail sale of non-deposit investments increased $107,000 to $110,000 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in income from the retail sale of non-deposit investments was attributable to the aforementioned offering of INVEST products to the Company's customers.

      Non-interest income also increased due to a $69,000 increase in automated teller machine ("ATM") fee income and a $146,000 increase in income attributable to retail leases. The increase in ATM fees was primarily attributable to the aforementioned increase in deposit accounts. The retail lease income was the result of the Company entering into the retail leasing business in 1997.

Non-interest Expense

      Non-interest expense increased $1.4 million to $3.4 million for the third quarter of 1997 compared to $2.0 million for the third quarter of 1996. Non-interest expense increased $3.0 million to $8.2 million for the nine months ended September 30, 1997 compared to $5.2 million for the nine months ended September 30, 1996. The increase in non-interest income was primarily attributable to the increase in employees and the resulting increase in salaries and benefits and other operating expenses related to the opening of three additional branches in the past six months, the Reliance Acquisition, the Branch Acquisition and a planned conversion to a new computer system in the fourth quarter of 1997.

      Salaries and employee benefits increased $884,000 to $1.7 million for the third quarter of 1997 compared to $811,000 for the third quarter of 1996. Salaries and employee benefits increased $1.6 million to $4.0 million for the nine months ended September 30, 1997 compared to $2.4 million for the nine months ended September 30, 1996. The increase in salary and employee benefits resulted from an increase in the number of employees and a change in the employee mix. Full-time support staff positions were reduced while management level employees were added. In addition, experienced customer service representatives were hired to operate the new South County, St. Peters, Crestwood and Monroe City branches. Many of the employees hired to staff the recently opened branches were hired before branches opened so that they could receive training. As a result of the Reliance Acquisition in August 1997 and the Branch Acquisition in September 1997, approximately 25 employees were hired. This increase in the number of employees and change in the personnel profile was reflected in the increased costs associated with salaries and employee benefits. Additionally, as the banking industry continues to consolidate, the Company plans to hire additional qualified employees from the pool of experienced workers expected to become available as local branches of other financial institutions are closed. As of September 30, 1997, the Company employed 180 full-time equivalent employees compared to 87 full-time equivalent employees at September 30, 1996.

      Occupancy and furniture and equipment expenses increased $152,000 to $466,000 for the third quarter of 1997 compared to $314,000 for the third quarter of 1996. Occupancy and furniture and equipment expenses increased $297,000 to $1.2 million for the nine months ended September 30, 1997 compared to $901,000 for the nine months ended September 30, 1996. The increase in occupancy and furniture and equipment expenses was primarily attributable to the opening of three branches in 1997, the construction of the Palmyra branch, the Reliance Acquisition and the Branch Acquisition. In addition, the Company made investments in computer technology, including: an on-line teller system, a PC network, a sophisticated retail cash-management system and a conversion to a new banking and check imaging system scheduled to be implemented in the fourth quarter of 1997. The expenses associated with the system conversion are expected to continue into the first quarter of 1998. Although the investment in computer technology will increase short-term costs, management believes such investment will yield future benefits in the form of increased efficiency and profitability, as the Operating Subsidiaries will be able to offer new service chargeable products to match more closely their customers' needs.

      As a result of entering into the leasing business in 1997, the Company recorded depreciation expense on operating leases of $213,000 for the nine months ended September 30, 1997. Management believes leasing will become more prominent in the consumer banking area and will provide yields comparable to other products.

      Supplies, postage and telephone expenses increased $68,000 to $218,000 for the third quarter of 1997 compared to $150,000 for the third quarter of 1996. Supplies, postage and telephone expenses increased $115,000 to $515,000 for the nine months ended September 30, 1997 compared to $400,000 for the nine months ended September 30, 1996. The increase in supplies, postage and telephone expenses was primarily attributable to the opening of three branches in 1997, the Reliance Acquisition and the Branch Acquisition.

      Legal, accounting and professional fees increased $29,000 to $148,000 for the third quarter of 1997 compared to $119,000 for the third quarter of 1996. Legal, accounting and professional fees increased $375,000 to $595,000 for the nine months ended September 30, 1997 compared to $220,000 for the nine months ended September 30, 1996. The increase in legal, accounting and professional fees was primarily attributable to growth of the Company's business. See "--Liquidity and Capital Resource Management--Capital Resources."


FINANCIAL CONDITION

      At September 30, 1997, the Company's total assets were $578.7 million, an increase of $201.1 million or 53% from December 31, 1996. This increase was primarily attributable to a $147.6 million increase in loans outstanding to $439.5 million at September 30, 1997 from $291.9 million at December 31, 1996. A substantial portion of these loans were in the form of one- to four-family mortgage loans and other real estate mortgages. In addition, the Reliance Acquisition and Branch Acquisition added approximately $21.7 million to loans. Cash and due from banks increased 128% to $17.2 million at September 30, 1997 from $7.6 million at December 31, 1996. Fed funds sold increased 89% to $20.4 million at September 30, 1997 from $10.8 million at December 31, 1996. Investment securities increased 26% to $76.4 million at September 30, 1997 from $60.6 million at December 31, 1996.

Lending and Credit Management

      Loans, the largest component of interest-earning assets, increased 51% during the first nine months of 1997. This increase was primarily attributable to a 61% increase in commercial and multi-family real estate loans, a 52% increase in one- to four-family mortgage loans, and a 31% increase in commercial and industrial loans.

      Real estate mortgage loans increased $63.4 million to $184.8 million at September 30, 1997 from $121.4 million at December 31, 1996. This increased production includes approximately $8.0 million in conforming Federal National Mortgage Association ("FNMA") loans, which could be used as an additional source of liquidity. The Mortgage Company was the key contributor to this increase in mortgage loan production, with $59.3 million in loans originated.

      The increase in commercial loans was largely due to marketing efforts of the Bank's commercial loan team, strengthened by the second quarter additions of personnel recruited from competing banks in the area. Many of these loan officers were able to transfer business relationships with them. Commercial and multi-family real estate loans increased $45.6 million to $120.3 million at September 30, 1997 from $74.7 million at December 31, 1996. Commercial and industrial loans increased $23.0 million to $98.1 million at September
30, 1997 from $75.1 million at December 31, 1996. The majority of these loans are tied to the Bank's Corporate Market rate (which generally moves with the national prime lending rate) and tend to be the Bank's most profitable loans.

      Also, real estate construction loans increased $12.8 million to $21.6 million at September 30, 1997 from $8.8 million at December 31, 1996. The growth in construction loans was partially attributable to new business relationships introduced to the Company by newly hired members of the commercial lending staff.

      The composition of the loan portfolio is summarized as follows:

                                LOAN PORTFOLIO<F1>
                                              SEPTEMBER 30,                DECEMBER 31,               SEPTEMBER 30,
                                                   1997                        1996                        1996
                                           ---------------------       ---------------------       ---------------------
                                                        PERCENT                     PERCENT                     PERCENT
                                                        OF TOTAL                    OF TOTAL                    OF TOTAL
                                            AMOUNT       LOANS          AMOUNT       LOANS          AMOUNT       LOANS
                                           --------     --------       --------     --------       --------     --------
                                                                       (DOLLARS IN THOUSANDS)
Commercial, financial, agricultural,
      municipal and industrial
      development                          $ 98,082       22.32%       $ 75,129       25.74%       $ 62,989       22.97%
Real estate--construction                    21,628        4.92           8,763        3.00           8,414        3.07
Real estate--mortgage:
      One- to four-family                   184,842       42.06         121,386       41.58         118,645       43.26
      Multi-family and commercial           120,326       27.38          74,721       25.60          70,918       25.86
Consumer and other                           14,874        3.38          12,084        4.14          13,460        4.91
Less unearned income                           (242)      (0.06)           (157)      (0.05)           (166)      (0.07)
                                           --------      ------        --------      ------        --------      ------
Total loans                                $439,510      100.00%       $291,926      100.00%       $274,260      100.00%
                                           ========      ======        ========      ======        ========      ======

------------------------------------
<F1> The Bank had no outstanding foreign loans at the dates reported.

      The following table summarizes the loan and lease loss experience for the nine months ended September 30, 1997 and 1996:

               SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE AND RELATED INFORMATION--ALLOCATION
                                 OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                      --------------------------------------
                                                                        1997                          1996
                                                                      --------                      --------
                                                                              (DOLLARS IN THOUSANDS)
Allowance for possible loan and lease losses
      (beginning of period)                                           $  3,100                      $  2,130

Acquired allowances for loan and lease losses                              407                            --
                                                                      --------                      --------

Loans charged off:
Commercial, financial, agricultural,
               municipal and industrial development                       (201)                          (56)
      Real estate--mortgage                                                (79)                         (341)
      Installment and consumer                                             (94)                          (13)
      Other loans                                                           --                            --
                                                                      --------                      --------

Total loans                                                               (374)                         (410)
                                                                      --------                      --------

Recoveries of loans previously charged off:
      Commercial, financial, agricultural,
               municipal and industrial development                         21                            47
      Real estate--mortgage                                                 --                             3
      Installment and consumer                                              11                             4
      Other loans                                                           --                            --
                                                                      --------                      --------

Total recoveries                                                            32                            54
                                                                      --------                      --------

Net loans charged off                                                     (342)                         (356)
                                                                      --------                      --------

Provision for possible loan and lease losses                             1,677                           950
                                                                      --------                      --------

Allowance for possible loan and lease losses (end of period)          $  4,842                      $  2,724
                                                                      --------                      --------

Loans outstanding:
      Average                                                         $336,943                      $215,124
      End of period                                                   $439,510                      $274,260

Ratios:
      Net charge-offs to average loans outstanding                        0.10%                         0.17%
      Net charge-offs to provision for loan losses                       20.39%                        37.47%
      Provision for loan losses to average loans outstanding              0.50%                         0.44%
      Allowance for loan loss to total loans outstanding                  1.10%                         1.00%

Allocation for possible loan losses at end of period:
      Commercial, financial, agricultural,
               municipal and industrial development                   $  2,276                      $    341
      Real estate--construction                                            194                            48
      Residential real estate loans, first deeds of trust                  823                         1,073
      Installment loans to individuals                                     145                           253
      All other loans                                                       --                            --
      Unallocated                                                        1,404                         1,009
                                                                      --------                      --------

Total                                                                 $  4,842                      $  2,724
                                                                      ========                      ========

      The allowance for possible loan and lease losses is maintained at a level considered adequate to provide for potential loan and lease losses based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the portfolio, past loan loss experience, potential future loan and lease losses to specific customers and/or industries, and other pertinent factors that management believes require current recognition in estimating possible loan and lease losses. Each month, the allowance for possible loan and lease losses is revised relative to the Company's internal watch list and other data utilized to determine its adequacy. The provision for possible loan and lease losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan and lease losses are considered necessary, they are reflected in the results of operations. See "--Asset Quality."

Investments

      Investment securities increased $15.8 million to $76.4 million at September 30, 1997 from $60.6 million at December 31, 1996. The increase was primarily attributable to a $10.7 million increase in United State Government Agency securities to $57.4 million at September 30, 1997 from $46.7 million at December 31, 1996. In addition, there was a $2.6 million increase in FHLB stock due to purchases required under the Bank's borrowing agreement with the FHLB. FHLB stock increased to $7.0 million at September 30, 1997 from $4.5 million at December 31, 1996. The increase in investment securities was attributable, in part, to the Company's investment of a portion of the proceeds from the Branch Acquisition as follows: (i) $50.4 million was applied to purchase fed funds sold with a market rate of 5.35%; (ii) $4.2 million was applied to purchase short-term discount notes with a market rate of 5.55%; and (iii) $3.5 million was applied to purchase U.S. Government or Agency securities (maturing from September 1998 to June 2002) with a weighted-average rate of 6.20%.

      The book values of the investment securities for the periods indicated are as follows:

                                   INVESTMENT SECURITIES PORTFOLIO

                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                        1997                    1996
                                                                    -------------            ------------
                                                                               (IN THOUSANDS)
United States Treasury securities                                      $ 9,469                 $ 7,941
Obligations of United States government agencies                        57,414                  46,718
FHLB stock                                                               7,033                   4,462
States and political subdivisions                                          977                   1,199
Deposits with other banks                                                1,089                      --
Other                                                                      247                     205
Plus unrealized gain on securities held
      available for sale                                                   128                      35
                                                                       -------                 -------
Total investment securities                                            $76,357                 $60,560
                                                                       =======                 =======

ASSET QUALITY

      The Company's allowance for possible loan and lease losses increased $1.7 million to $4.8 million at September 30, 1997 from $3.1 million on December 31, 1996. This 56% increase was primarily due to provisions of $1.7 million to the allowance for possible loan and lease losses during the first nine months of

1997. The allowance for possible loan and lease losses is budgeted by using a risk weighting system based upon the different risk categories of loans. The unallocated portion of the allowance for possible loan and lease losses increased $400,000 to $1.4 million at September 30, 1997 compared to $1.0 million at September 30, 1996. See "--Lending and Credit Management." The allowance for possible loan and lease losses to total loans increased to 1.10% at September 30, 1997 from 1.06% at December 31, 1996. Management believes that the allowance for possible loan and lease losses at September 30, 1997 was adequate to reflect the credit risk in the loan portfolio. See "--Results of Operations--Provision for Loan Losses" and "--Lending and Credit Management."

      Non-performing assets increased $166,000 to $858,000 at September 30, 1997 from $692,000 at December 31, 1996. The ratio of non-performing loans to total loans decreased to 0.18% at September 30, 1997, compared to 0.24% at December 31, 1996. The decrease in non-performing loans as a percentage of total loans was primarily attributable to the rate of loan growth while maintaining the level of credit quality.

      Potential problem loans are monitored by the lending staff and senior management. The Bank and the Savings Bank continually monitor their loan portfolios and discontinue the accrual of interest on any loan on which the timely payment of principal or interest in the normal course of business is doubtful. The discontinuance of interest accrual on a loan occurs when a significant problem is detected in the normal payment process. The Bank's and the Savings Bank's policy is to automatically place a loan on non-accrual status when it becomes 90 days past due, unless it is well secured and in the process of collection. Interest income on a non-accrual loan is recognized only as collected.

      The Company's credit review department regularly evaluates and rates all outstanding loans over a specified dollar amount. The credit review department prepares the internal watch list and discusses any potential problems with management. The credit review department also analyzes the allowance for loan and lease losses on a monthly basis with a view to maintaining its adequacy.

      The following table summarizes non-performing assets by category:

                        RISK ELEMENTS--NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS
                                                                    SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
                                                                        1997              1996              1996
                                                                    -------------      ------------     -------------
                                                                                  (DOLLARS IN THOUSANDS)
Commercial, financial, agricultural and all other loans:
      Past due 90 days or more                                        $     14          $      5          $     79
      Non-accrual                                                          278               207               123
      Restructured terms                                                    --                --                --

Real estate--construction:
      Past due 90 days or more                                              --               264                --
      Non-accrual                                                           26                84                38
      Restructured terms                                                    --                --                --

Real estate--mortgage:
      Past due 90 days or more                                             166                --                --
      Non-accrual                                                          275                --                86
      Restructured terms                                                    --                --                --

(table continued on next page)



Installment loans to individuals:
      Past due 90 days or more                                              --                23                 9
      Non-accrual                                                           18               109               131
      Restructured terms                                                    --                --                --
                                                                      --------          --------          --------

Total non-performing loans                                                 777               692               466

Other real estate owned                                                     81                --                --
                                                                      --------          --------          --------

Total non-performing assets                                           $    858          $    692          $    466
                                                                      ========          ========          ========


Balance sheet information:
      Total assets                                                    $578,700          $377,564          $351,204
      Loans outstanding                                                439,510           291,926           274,260
      Shareholders' equity                                              34,862            16,386            15,310
      Allowance for possible loan and lease losses                       4,842             3,100             2,724

Ratios:
      Non-performing loans to total loans outstanding                     0.18%             0.24%             0.17%
      Non-performing assets to total assets                               0.15%             0.18%             0.13%
      Non-performing loans to shareholders' equity                        2.23%             4.22%             3.04%
      Reserve for possible loan and lease losses to total loans           1.10%             1.06%             1.00%
      Reserve for possible loan and lease losses
            to non-performing loans                                     623.17%           447.98%           584.55%

Percent of categories to total end of period loans:
      Commercial, financial, agricultural,
            municipal and industrial development                         22.32%            25.74%            22.97%
Real estate--construction                                                 4.92%             3.00%             3.07%
Real estate--mortgage:
            One- to four-family residential                              42.06%            41.58%            43.26%
            Multi-family and commercial                                  27.38%            25.60%            25.86%
Installment and consumer                                                  3.38%             4.14%             4.91%
      Less unearned income                                              (0.06)%           (0.05)%           (0.07)%
                                                                      --------          --------          --------
Total loans                                                             100.00%           100.00%           100.00%
                                                                      ========          ========          ========

LIQUIDITY AND CAPITAL RESOURCE MANAGEMENT

      Corresponding to the growth in assets for the first nine months of 1997, total liabilities and shareholders' equity increased $201.1 million. The increase in total liabilities and shareholders' equity was primarily attributable to an increase of $164.7 million in total deposits to $473.4 million at September 30, 1997 from $308.7 million at December 31, 1996. In addition, short-term debt increased $16.4 million to $52.5 million at September 30, 1997 from $36.1 million at December 31, 1996. Long-term debt increased $1.0 million to $15.7 million at September 30, 1997 from $14.7 million at December 31, 1996. The Company used these borrowings primarily to fund loan growth in anticipation of recently opened branches attracting core deposits and until the Reliance Acquisition and Branch Acquisition were completed in the third quarter of 1997. Combined deposits from the Reliance Acquisition and Branch Acquisition totaled approximately $123.0 million. The additional deposits from the Reliance Acquisition and Branch Acquisition were partially used for the planned retirement of $25.0 million of short-term debt.

Deposits

      Total deposits increased $164.7 million to $473.4 million at September 30, 1997 from $308.7 million at December 31, 1996. The 53% increase in total deposits was primarily attributable to the Reliance Acquisition and Branch Acquisition in the third quarter of 1997 which added combined deposits totaling approximately $123.0 million. The Bank and Savings Bank anticipate deposit growth will increase in the last quarter of 1997 as the South County branch matures and the newly opened St. Peters, Crestwood and Monroe City branches attract core deposits. The Bank and Savings Bank plan to continue offering new products to increase core deposits and attract long-term banking relationships. In 1997, the Bank introduced investment services through INVEST Financial Group and plans to offer PC home banking and sophisticated cash management services to commercial customers.

      The following table summarizes deposit activity:

                                             DEPOSIT LIABILITY COMPOSITION
                                                     SEPTEMBER 30,                DECEMBER 31,
                                                         1997                         1996
                                               ------------------------      -----------------------
                                                               PERCENT                      PERCENT
                                                               OF TOTAL                     OF TOTAL   DOLLAR        PERCENT
                                               AMOUNT          DEPOSITS      AMOUNT         DEPOSITS   CHANGE        CHANGE
                                               ------          --------      ------         --------   ------        -------
                                                                        (DOLLARS IN THOUSANDS)
Demand deposits                               $ 46,134           9.75%      $ 29,406          9.53%   $ 16,728        56.89%
NOW accounts                                    18,643           3.94         10,711          3.47       7,932        74.05
Money market accounts                           98,411          20.79         74,490         24.13      23,921        32.11
Savings deposits                                19,241           4.06          6,083          1.97      13,158       216.31
Certificates of deposit                        219,980          46.47        128,407         41.60      91,573        71.31
Certificates of deposit
      over $100,000                             51,678          10.92         50,825         16.47         853         1.68
IRA certificates                                19,297           4.07          8,748          2.83      10,549       120.59
                                              --------         ------       --------        ------    --------       ------
      Total deposits                          $473,384         100.00%      $308,670        100.00%   $164,714        53.36%
                                              ========         =======      ========        =======   ========       ======

      The Bank and Savings Bank seek to maintain a level of liquidity that will provide a readily available source of funds for new loans, allowing them to meet loan commitments and other obligations on a timely basis.
Historically, the Company has been loan driven, meaning that as loans have increased, the Company has taken action to increase the level of core deposits and, depending on market conditions, access cost effective alternative sources of short-term funding.

      Increasing core deposits generally involves the use of promotions, i.e., paying premium rates coupled with advertising to attract new customers. When possible, the Bank has timed a deposit promotion to coincide with the opening of a new branch to achieve maximum growth in deposits. It has been the Bank's experience that the majority of deposits raised through these promotions have remained at the Bank after the promotion is over and so have provided a steadily growing base of core deposits at the Bank.

      In addition to the above-described sources, the steady flow of maturing securities provides a source of liquidity. Also, the Company entered into an agreement with the FHLB to provide the Bank a credit facility secured by the Bank's assets with current availability of $95.5 million of which $49.3 million was outstanding as of September 30, 1997. These capital resources will provide the Bank the opportunity to expand the loan portfolio while allowing it the flexibility to increase deposits when conditions best match the Bank's needs and resources.

Capital Resources

      Management anticipates continued loan demand in the Bank's and Savings Bank's market areas as bank consolidation continues and fewer middle market lenders serve the area. In order to maintain the flexibility to fund this growth, the Company intends to strengthen its equity capital position through retained earnings and the issuance of debt and/or equity securities as deemed advisable. On November 3, 1997, the Company initiated a rights offering pursuant to which shareholders of record as of the close of business on October 15, 1997 were granted nontransferable rights to purchase 0.125 additional shares of the Company's Common Stock, at $13.50 per share, for each share held on the record date. The rights offering terminates on December 3, 1997, unless extended by the Company in its sole discretion. The Company estimates it will receive net proceeds of approximately $5.9 million if all of the shares of Common Stock offered pursuant to the rights offering are purchased. In addition, the Company has entered into an agreement with the FHLB to provide the Bank a credit facility secured by the Bank's assets with current availability of $95.5 million of which $49.3 million was outstanding as of September 30, 1997. These capital resources will provide the Bank the opportunity to further expand the loan portfolio with the flexibility to increase deposits when conditions best match the Bank's needs and resources.

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

      Bank holding companies are required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted assets and a minimum ratio of 4% of qualifying Tier 1 capital to risk-adjusted assets. Capital that qualifies as Tier 2 capital is limited in amount to 100% of Tier 1 capital. In addition, a minimum leverage ratio of Tier 1 capital to tangible assets of 4% is required.

      At September 30, 1997 and December 31, 1996, the Company's and the subsidiary banks' capital ratios were as follows:

                                                 RISK BASED CAPITAL RATIOS
                                         TOTAL                             TIER 1                       LEVERAGE RATIO
                             ----------------------------      -----------------------------     -----------------------------
                             SEPTEMBER 30,   DECEMBER 31,      SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                                 1997           1996               1997            1996              1997            1996
                             -------------   ------------      -------------    ------------     -------------    ------------
Allegiant Bancorp, Inc.          7.64%          8.55%               5.53%          6.10%             4.79%           4.38%
Allegiant Bank                   7.38%         10.06%               6.33%          8.87%             5.33%           6.37%
Allegiant Bank, FSB             26.28%            --               25.00%            --             11.65%             --

      The Company planned to meet its targeted fourth quarter 1997 and first quarter 1998 capital levels through the fourth quarter rights offering. However, contrary to historical seasonal loan demand patterns, the Bank has experienced strong loan growth through the third quarter of 1997 that has exceeded the Bank's expectations. The loan growth has increased due to the aforementioned additions to the Bank's commercial loan team and continued bank consolidation. See "Financial Condition--Lending and Credit Management." As bank consolidations continue, fewer middle market lenders are available to serve the market area, which has increased the Bank's market presence. As a result of the stronger than expected loan growth, the Bank may not be able to meet the fourth quarter 1997 and first quarter 1998 capital level goals submitted to the Federal Deposit Insurance Corporation solely through the fourth quarter 1997 rights offering. In order to meet the fourth quarter
1997 and first quarter 1998 target capital levels, the Company may increase its borrowings under its current bank stock loan or borrow from other sources, including individuals who currently serve on its Board of Directors at rates that are no less favorable to the Company than could be obtained from unrelated parties. The borrowed funds would, in turn, be injected into the Bank's capital which should allow the Bank to meets its targeted capital levels.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      No. 27  Financial Data Schedule

(b)   Reports on Form 8-K

      On September 10, 1997, the Company filed a report on Form 8-K to report, pursuant to Item 2 thereof, the Branch Acquisition and, pursuant to Item 5 thereof, the Reliance Acquisition. On October
29, 1997, the Company filed a report on Form 8-K/A to report, pursuant to Item 7 thereof, an audited statement of assets acquired and liabilities assumed in connection with the Branch Acquisition.

           [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALLEGIANT BANCORP, INC.
                                      (Registrant)



November 14, 1997                   By: /s/ Shaun R. Hayes
                                       ----------------------------------------
                                       Shaun R. Hayes, President and
                                       Principal Accounting Officer