Form 10KSB
period 1997-12-31
ALLEGIANT BANCORP INC
filed 1998-03-31
CIK 852642

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission file number 0-26350

                            ALLEGIANT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Missouri                                  43-1519382
---------------------------------         --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

2122 Kratky Road, St. Louis, Missouri                             63114
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (314) 692-8200
                                                    --------------

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

      For the fiscal year ended December 31, 1997, revenues totaled:
$41,063,000.

      As of March 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $66,965,000.

      As of March 23, 1998, there were 5,126,594 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

      The following document is incorporated by reference into the indicated Part of this Report:

                Document                            Part of Form 10-KSB
                --------                            -------------------
      Proxy Statement for the 1998
      Annual Meeting of Shareholders                      III

                         ALLEGIANT BANCORP, INC.

                               FORM 10-KSB

                            TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
    Item 1--Business                                                           1
    Item 2--Description of Properties                                          6
    Item 3--Legal Proceedings                                                  6
    Item 4--Submission of Matters to a Vote of Security Holders                6
    Item 4A--Executive Officers of the Registrant                              6

PART II
    Item 5--Market for Registrant's Common Equity and Related Shareholder
            Matters                                                            8
    Item 6--Management's Discussion and Analysis or Plan of Operations         9
    Item 7--Financial Statements                                              31
    Item 8--Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              53

PART III
    Item 9--Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 53
    Item 10--Executive Compensation                                           53
    Item 11--Security Ownership of Certain Beneficial Owners and Management   53
    Item 12--Certain Relationships and Related Transactions                   53
    Item 13--Exhibits and Reports on Form 8-K                                 54
    Signatures                                                                55


                                  PART I

ITEM 1.  BUSINESS
         --------

      This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of Allegiant Bancorp, Inc. (the "Company" or "Allegiant") and its subsidiaries. These forward looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans, and the reserve for loan losses, have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events, associated with Year 2000 compliance, relating to work on developments or modifications to computer systems and to software, including work performed by suppliers or vendors, could affect Allegiant's future financial condition and operating results. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than an anticipated.

      The Company is a bank holding company that owns all of the capital stock of Allegiant Bank, a Missouri state-chartered bank (the "Bank"), and Allegiant Bank, FSB, a federal savings bank (the "Savings Bank," and, together with the Bank, the "Banks"). The Company's banking subsidiaries provide personal and commercial banking and related financial services from 11 locations in the St. Louis Standard Metropolitan Statistical Area ("St. Louis SMSA"), the 16th largest metropolitan area in the United States, and three locations in Northeast Missouri. Allegiant Mortgage Company (the "Mortgage Company"), a wholly-owned subsidiary of the Bank, offers residential loans primarily to customers in the St. Louis SMSA. Edge Mortgage Services, Inc. ("Edge"), a wholly-owned subsidiary of the Company, offers residential loans to customers in the St. Louis SMSA who do not qualify under standard mortgage loan criteria.

      The Company was organized in May 1989 and acquired Allegiant State Bank at that time. The Company acquired the Bank in 1990. In November 1994, the Bank acquired the Mortgage Company. Effective January 1995, Allegiant State Bank merged into the Bank. Edge was organized in October 1996 and began operations in January 1997. The Savings Bank was acquired in August 1997, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated March 20, 1997, by and between the Company and Reliance Financial, Inc. ("Reliance"), a Delaware corporation and the parent of Reliance Financial Savings and Loan Association of St. Louis County ("RFSLA"). The Company acquired Reliance through the merger of Reliance with and into the Company (the "Reliance Acquisition"). RFSLA was renamed Allegiant Bank, FSB upon consummation of the Reliance Acquisition. Under the Merger Agreement, the Company acquired all of the outstanding capital stock of Reliance in exchange for 599,126 shares of common stock, $0.01 par value, of the Company ("Common Stock"). The transaction was completed on August 29, 1997. The Company recorded total assets of

$29.7 million, total deposits of $22.7 million, net loans of $22.7 million and goodwill of $4.6 million in connection with the Reliance Acquisition. The Company currently operates the Savings Bank as a wholly-owned subsidiary.

      Pursuant to separate Deposit Transfer and Asset Purchase Agreements, dated May 8, 1997, by and between the Company and Roosevelt Bank ("Roosevelt"), a federal savings bank, the Bank assumed the deposits and acquired the loans and real property of Roosevelt's branch offices in Warrenton, Missouri and Union, Missouri (collectively, the "Branch Acquisition"). The Branch Acquisition was completed on September 4, 1997. The Bank assumed approximately $95.7 million of deposit liabilities, acquired real property and related automated teller machines, furniture, fixtures, equipment and other operating assets with an aggregate value of $0.9 million, and approximately $2.9 million of consumer loans. The Bank recorded goodwill of $8.8 million in connection with the Branch Acquisition.

      The Company's primary service area is located in St. Louis County which has a population of approximately 1.0 million and the City of St. Louis which has a population of approximately 400 thousand. A key to market coverage is accessibility. With the addition of the Mehlville retail banking office in 1996 and the St. Peters, Affton (the Savings Bank) and Crestwood retail banking offices in 1997, management believes that the Company's retail banking offices are within a 20-minute drive from all principal sectors of the St. Louis SMSA. Upon consummation of the Branch Acquisition, the Bank added retail banking offices in Warrenton, Missouri and Union, Missouri. The Warrenton banking office is located in Warren County, which has a population of approximately 23 thousand. With the addition of the Warrenton branch, the Bank is believed to have the largest deposit market share in Warren County. The Union banking office is located in Franklin County, which has a population of approximately 87 thousand. Both the Warrenton and Union banking offices are within a 45-minute drive from St. Louis County. The recent branch openings, the Reliance Acquisition and the Branch Acquisition are part of the Company's plan to expand into markets in St. Louis County and contiguous counties to provide accessibility to its customers.

      The Bank also has three retail banking offices in northeastern Missouri, including the City of Kahoka, the City of Palmyra and Monroe City. The Company intends to continue to expand its northeastern Missouri operations into additional markets not currently served by existing facilities.

COMPETITION

      The Company's subsidiaries encounter substantial competition in offering all of their banking and related financial products and services from other banking institutions and from an increasing number of non-banking institutions in its market area. Many of the Bank's non-bank competitors are not subject to the extensive Federal and state of Missouri regulations which govern the Company and its subsidiaries and, as a result, have a competitive advantage over the Bank in providing certain services. Many of the financial institutions with which the Bank competes are larger and have substantially greater financial resources than the Bank.

SUPERVISION AND REGULATION

      General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the
"BHCA"), and its examination and reporting requirements. Under the BHCA, a bank holding company may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank or savings and loan association, without the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

      The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC"), the Office of Thrift Supervision (the "OTS"), the Missouri Division of Finance (the "Division of Finance") and various other state financial institution regulatory agencies. In addition, there are numerous governmental requirements and regulations that affect the activities of the Company and its subsidiaries.

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

      Payment of Dividends. The Company is a legal entity separate and distinct from the Banks, the Mortgage Company and Edge. The principal source of the Company's revenues is dividends from the Banks. Various Federal and/or state statutory provisions limit the amount of dividends the Banks can pay to the Company without regulatory approval. The approval of appropriate Federal or state bank regulatory agencies is required for any dividend if the total of all dividends declared by the Bank or the Savings Bank in any calendar year would exceed the total of such institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. The payment of dividends by the Banks also may be affected by other factors, such as the maintenance of adequate capital.

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

      Support of Subsidiary Banks. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where it might not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to the Banks also would be subordinate in right of payment to deposits and certain other indebtedness of each such subsidiary.

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

      FIRREA and FDICIA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a cross-guarantee provision that could result in insured depository institutions owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Company. Under FIRREA, failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

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

      Banking agencies have recently adopted final regulations that mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, these banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

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

      The Interstate Banking and Community Development Legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), enacted in 1994, facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, except for banks located in Montana and Texas, which states enacted legislation to "opt out" of this authority, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of Riegle-Neal is to permit the Company to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Missouri.

      There also have been a number of recent legislative and regulatory proposals designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the United States banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, what their effect will be on the Company.

EMPLOYEES

      As of December 31, 1997, the Company and the Banks had approximately 209 full-time equivalent employees. None of these employees of the Company or the Banks are subject to a collective bargaining agreement. The Company considers its relationships with its employees and those of the Banks to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

      The Company operates its principal executive, administrative and operational offices at 2122 Kratky Road in St. Louis, Missouri. As of December 31, 1997, the Bank conducted its business and operations out of 11 locations in the greater St. Louis Metropolitan area and three locations in Northeast Missouri. The Savings Bank and Edge each operate from their respective offices in St. Louis County. The Company's physical properties, which are either owned or leased, are in satisfactory condition, adequately insured and suitable and adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

      Various claims and lawsuits, incidental to its ordinary course of business, are pending against the Company and its subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      There were no matters submitted during the quarter ended December 31, 1997 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

      The name, age and position with respect to each of the executive officers of the Company are set forth below:

      Marvin S. Wool, 69, has served as a Director of the Company since 1990 and as the Chairman and Chief Executive Officer of the Company and Chairman of the Bank since March 1992. For more than the past five years, Mr. Wool has served as the President and Chief Executive Officer of Dash Multi-Corp, the holding company for ten subsidiary companies located in Georgia, Mississippi, Missouri, New Jersey and California that are in the chemical, cloth coating and carpet industries.

      Shaun R. Hayes, 38, has served as a Director and as the President of the Company since 1989 and President and Chief Executive Officer of the Bank since May 1992. From 1989 through 1994, Mr. Hayes served as Secretary of the Company.

      Sandra L. Friedman, 47, has served as Senior Vice President/Chief Financial Officer of the Company and as Director and Executive Vice President of the Bank since January 1998. From 1996 to 1997, Ms. Friedman served as Senior Vice President/Risk Management of Mark Twain Bancshares, Inc. and from 1986 to 1996 as Vice President of Mark Twain Bancshares, Inc.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

      The Common Stock (symbol: "ALLE") has been traded on the Nasdaq National Market since May 15, 1996. From January 1, 1996 to such date it was traded on the Nasdaq Small Cap Market. As of March 20, 1998, the number of shareholders of the Common Stock was approximately 1,300. The following table sets forth the high and low trading prices, as well as dividends per share for the periods shown, as reported by Nasdaq. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission, and have been adjusted to reflect all stock splits and stock dividends.

                                                     HIGH                      LOW              DIVIDENDS DECLARED
                                                    -------                  -------            ------------------
         1996
               First Quarter                        $ 8.818                  $ 8.818                  $0.018
               Second Quarter                         8.818                    7.818                   0.018
               Third Quarter                          9.091                    7.818                   0.018
               Fourth Quarter                         9.874                    9.727                   0.018

         1997
               First Quarter                        $ 8.394                  $ 8.178                  $0.024
               Second Quarter                        11.521                   11.271                   0.024
               Third Quarter                         13.647                   13.273                   0.024
               Fourth Quarter                        14.077                   13.774                   0.024

      The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. Holders of Common Stock will be entitled to receive dividends as and when declared by the Board of Directors of the Company out of funds legally available for that purpose. The Company effected a 10% stock dividend in January 1996, a 10% stock dividend in January 1997 and a five-for-four stock split (in the form of a stock dividend) in January 1998. In September 1997, the Company's Board of Directors voted to increase the dividend policy to a rate of $0.03 per share payable quarterly beginning with the regular quarterly dividend scheduled for the first quarter of 1998.

      Cash available for dividend distribution to the holders of Common Stock must initially come from dividends paid to the Company by its subsidiaries. Accordingly, restrictions on the subsidiaries' cash dividend payments directly affect the payment of cash dividends by the Company. There can be no assurance that the Board of Directors will declare any stock splits or stock dividends in the future.

      The FDIC, the OTS and/or the Division of Finance has the authority to prohibit the payment of cash dividends by the Bank or the Savings Bank, as the case may be, when it determines such payment to be an "unsafe or unsound banking practice" under the then existing circumstances. The Federal Deposit Insurance Corporation Act generally prohibits all payments of dividends by any depository institution that is in default of any assessment to the FDIC. The Company's bank stock loan agreement also restricts the amount of dividends the Company may pay.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------
RESULTS OF OPERATIONS

Earnings Summary

      The Company reported record earnings for 1997 with consolidated net income of $2.4 million, an increase of 33.6% over 1996 earnings of $1.8 million. Net income has increased at a compound rate of 82.3% over the past five years. Basic earnings per share were $0.65 compared to $0.66 in 1996. Diluted earnings per share were $0.59, a 1.7% increase over the $0.58 earned in 1996. Average shares outstanding increased substantially in 1997 as the Company continued to increase its equity base to keep pace with asset growth. Diluted earnings per share have grown 33.3% compounded over the past five years.

      Return on average assets for 1997 was 0.52% compared to 0.59% in 1996. Return on average shareholders' equity was 9.55% for the year compared to 12.17% for 1996.

      Net interest income on a fully tax-equivalent basis increased to $16.3 million for 1997 compared to $10.1 million in 1996. Net interest margin improved to 3.71% for 1997 compared to 3.39% for 1996. Average earning assets increased 48.3% in 1997 compared to an increase of 36.5% in 1996.

      The allowance for loan losses equaled 1.07% of loans outstanding at December 31, 1997, essentially the same percentage level as 1996. Net charge-offs as a percentage of average loans were 0.19% compared to 0.21% in 1996. Non-performing loans to total loans remained low at 0.28% at December 31, 1997 compared to 0.24% at year-end 1996. The Company believes that all measures of loan quality remain relatively high.

      Non-interest income increased 136.8% in 1997 following a 65.3% increase in 1996. Non-interest income has increased at a five-year compound growth rate of 62.9%. The increase in non-interest income in 1997 resulted primarily from an increase of $988 thousand in mortgage banking gross revenues generated by the Mortgage Company and the newly formed Edge. In addition, service charges on deposit accounts grew by $301 thousand due to the increased number of deposit accounts and an expanded base of service chargeable products.

      Non-interest expenses increased $6.1 million, or 86.2%, in 1997 following an increase of $1.4 million, or 24.8%, in 1996. The Company's efficiency ratio for 1997 was 67.7% compared to 61.3% in 1996. The 1997 increases were due to the expansion of the Company's business lines, the addition of Edge and an increased number of banking locations. These additions resulted in increased salary and benefit expense, furniture and equipment costs and occupancy expenses.

      The following ratios applicable to the Company are among those commonly used in analyzing bank holding companies:

                                     RETURN ON EQUITY AND ASSETS
                                                                Year Ended December 31,
                                                ------------------------------------------------------
                                                 1997        1996        1995        1994        1993
                                                ------      ------      ------      ------      ------
Return on average assets                         0.52%       0.59%       0.56%       0.60%       0.30%
Return on average equity                         9.55       12.17       10.86        9.91        5.47
Dividend payout ratio                           20.23       12.00       11.73        7.59       10.49
Equity to assets ratio                           5.46        4.81        5.14        6.05        5.47

Net Interest Income

      Net interest income increased $6.2 million, or 62.1%, in 1997 compared to an increase of 25.0% in 1996. Net interest margin was 3.71% in 1997 compared to 3.39% in 1996. The increase in net interest income and net interest margin was due to a relatively stable rate environment, significant increases in loans and deposits, substantial shifting of earning assets into higher yielding loans and proportionately greater non-interest bearing deposits. These improvement factors were partially offset by a decrease in the ratio of earning assets to total assets.

      Average earning assets increased $143.2 million, or 48.3%, in 1997 compared with an increase of $79.2 million in 1996. Average loans increased $133.3 million, or 57.4%, in 1997 compared to an increase of $73.8 million, or 46.6%, in 1996. Growth was consistent during the year with the fourth quarter also being positively impacted by acquisitions. The Company's securities portfolio (held-to-maturity and available-for-sale) increased on average by $4.5 million, or 7.4%, in 1997 compared with an increase in 1996 of 13.9%. The majority of the increase in average securities was due to the investment of approximately $5.0 million of cash received from the Branch Acquisition. The Company's average earning assets comprised 94.9% of average total assets in 1997 compared to 95.9% in 1996. The decline in this percentage was primarily the result of the Reliance Acquisition, the Branch Acquisition and new branch facilities. The Company's target is to maintain this level at or above 94.0%.

      Average interest bearing liabilities increased $127.2 million, or 46.9%, in 1997 compared to an increase of 36.8% in 1996. In 1997 only modest shifts in the core deposit mix occurred, with the most significant being an increase in certificates of deposit, an increase in non-interest bearing deposits and increased short-term borrowings.

      Average certificates of deposit increased $75.7 million, or 51.0%, in 1997. The increase in time deposits was positively impacted by the third quarter acquisitions which added approximately $30.4 million to the yearly average. The remaining increase resulted from new branches and growth across existing facilities.

      Average non-interest bearing deposits grew $15.7 million, or 73.5%, during 1997 compared to an increase of 28.5% in 1996. This increase also was the result of the Branch Acquisition, new branches and growth in existing branches. The acquisitions consummated during 1997 accounted for approximately $9.3 million of the increase. The ratio of non-interest bearing deposits to total interest bearing liabilities improved to 9.3% in 1997 from 7.9% in 1996.

      Average short-term borrowings increased by $25.2 million, or 91.8%, following an increase of 25.7% in 1996. The increase in 1997 was primarily composed of borrowing from the Federal Home Loan Bank ("FHLB"). The increase occurred from the first through third quarters of 1997 to fund loan growth in anticipation of the late third quarter acquisitions. Average short-term borrowings peaked in the third quarter of 1997 at $68.1 million. Fourth quarter average short-term borrowings decreased to $53.6 million. The Company continues to utilize the FHLB as a primary cost-effective source of funds.

      The Company's net interest spread increased by 30 basis points from 2.92% in 1996 to 3.22% in 1997. This followed a decrease of 30 basis points in 1996. The current year increase occurred as a result of an increase on the yields on earning assets of 14 basis points and a 16 basis point decline in rates paid on interest bearing liabilities. The increase of the yields on earning assets of 14 basis points followed a decrease of 42 basis points in 1996. The increase in 1997 was due in large part to average loans comprising 83.2% of earning assets. Despite a 10 basis point decline in loan yields, the increased volume of loans helped raise overall yield on earning assets. Yields on taxable securities also improved by 35 basis points as a result of reinvestment opportunities and the additional investment of $5 million resulting from cash received in the third quarter from the Branch Acquisition. The lower rates paid on interest bearing liabilities was the result of generally lower rates in all categories with the exception of certificates of deposit over $100 thousand. The decline in rates on certificates of deposits under $100 thousand of 11 basis points had the most impact.

      The following table sets forth the average balance sheets for the years reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported:

                 DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                        Year Ended December 31,
                                               ----------------------------------------------------------------------------
                                                              1997                                    1996
                                               -------------------------------------   ------------------------------------
                                               Average    Int. Earned/      Average    Average    Int. Earned/     Average
                                               Balance        Paid         Yield<F1>   Balance        Paid        Yield<F1>
                                               -------------------------------------   ------------------------------------
                                                                        (Dollars in thousands)
Assets

Interest-earning assets:
Loans<F1>                                     $365,615       $33,473         9.16%    $232,314       $21,428        9.22%
Taxable investment securities                   64,384         3,910         6.07       59,882         3,428        5.72
Non-taxable investment securities                1,130            56         4.96        1,115            49        4.39
Federal funds sold                               8,492           326         3.84        3,079           151        4.90
                                              --------       -------                  --------       -------
   Total interest earning assets               439,621        37,765         8.59      296,390        25,056        8.45

Non-interest earning assets:
Cash and due from banks                         $9,341                                  $6,382
Premises and equipment                           6,869                                   4,698
Other assets                                    11,065                                   3,915
Reserve for possible loan losses                (3,867)                                 (2,401)
                                              --------                                --------
   Total assets                               $463,029                                $308,984
                                              ========                                ========

Liabilities and Shareholders' equity

Interest bearing liabilities:
Money market accounts                         $ 81,711       $ 3,794         4.64%    $ 61,144       $ 2,986        4.88%
NOW accounts                                    13,720           298         2.17        9,804           232        2.37
Savings deposits                                 9,665           279         2.89        6,985           227        3.25
Certificates of deposit                        162,870         9,436         5.79      104,283         6,149        5.90
Certificates of deposit over $100,000           48,358         2,686         5.55       36,387         2,001        5.50
IRA certificates                                12,780           760         5.95        7,673           465        6.06
                                              --------       -------         ----     --------       -------
   Total interest bearing deposits             329,104        17,253         5.24      226,276        12,060        5.33
Federal funds purchased, repurchase
agreements, and other short-term
   borrowings                                   52,702         2,895         5.49       27,481         1,542        5.61
Long-term borrowings                            16,658         1,318         7.61       17,482         1,397        7.99
                                              --------       -------                  --------       -------
   Total interest bearing liabilities         $398,464       $21,466         5.37     $271,239       $14,999        5.53
                                              --------       -------                  --------       -------

Non-interest bearing liabilities and equity:
Demand deposits                               $ 36,966                                $ 21,312
Other liabilities                                2,307                                   1,582
Shareholders' equity                            25,292                                  14,851
                                              --------                                --------
   Total liabilities and
      shareholders' equity                    $463,029                                $308,984
                                              ========                                ========

   Net interest income                                       $16,299                                 $10,057
                                                             =======                                 =======

   Net interest margin                                                       3.71%                                  3.39%

------------------

<F1>Interest on non-accruing loans is not included for purposes of calculating yields.

      The following table sets forth for the periods indicated, the changes in interest income and interest expense which were attributable to changes in average volume and changes in average rates:

                                                    RATE/VOLUME ANALYSIS
                                                      1997                                          1996
                                                  Compared to                                   Compared to
                                                      1996                                          1995
                                     --------------------------------------        ---------------------------------------
                                     Volume           Yield      Net Change        Volume           Yield       Net Change
                                     ------           -----      ----------        ------           -----       ----------
                                                                           (Dollars in thousands)
Interest earned on:

Loans                               $12,186           $(141)       $12,045        $6,906          $(1,479)        $5,427
Taxable investment securities           267             216            482           409               81            490
Non-taxable securities                    1               6              7            17               10             27
Federal funds sold and
   other investments                    213             (39)           175          (104)             (37)          (141)
                                    -------           -----        -------        ------          -------         ------
   Total interest income             12,667              42         12,709         7,228           (1,425)         5,803
                                    -------           -----        -------        ------          -------         ------

Interest paid on:

Money market accounts                   961            (153)           808         1,981              150          2,131
NOW accounts                             86             (20)            66            36                2             38
Savings deposits                         79             (27)            52             9              (44)           (35)
Certificates of deposit               3,404            (117)         3,287           423              (10)           413
Certificates of deposit
   over $100,000                        666              19            685           380              (33)           347
IRA certificates                        303              (8)           295            99               18            117

Federal funds purchased,
   repurchase agreements
   and other short-term
   borrowings                         1,386             (33)         1,353           860              (20)           840
Long-term borrowings                    (65)            (14)           (79)          (68)               9            (59)
                                    -------           -----        -------        ------          -------         ------
   Total interest expense             6,820            (353)         6,467         3,720               72          3,792
                                    -------           -----        -------        ------          -------         ------

   Net interest income              $ 5,847           $ 395        $ 6,242        $3,508          $(1,497)        $2,011
                                    =======           =====        =======        ======          =======         ======

--------------------
Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the changes in each.  Interest on non-accruing loans is not included for purposes of the table above.

Other Income

      Other income increased 136.8% for 1997 compared to 1996, and totaled $3.3 million for 1997. This followed a 113.0% increase in 1996 compared to 1995. Other income, excluding securities gains and mortgage banking revenues, increased $964 thousand, or 93.4%, in 1997 compared to the prior year.

      Mortgage banking gross revenues increased $988 thousand, or 316.7%, in 1997 compared to the prior year. In 1997, the Company organized Edge, a subsidiary of the Company. Edge generated $1.0 million of mortgage banking revenues in 1997. The Bank's mortgage subsidiary, Allegiant Mortgage, generated $653 thousand in gross revenues in 1997, which represented a $341 thousand, or 109.3%, increase over 1996 levels. During 1997, the mortgage companies benefited from both an increase in mortgage refinancing resulting from attractive mortgage rates, compared to the prior year, and an increased customer base from the expansion of the retail banking operation.

      In 1997, services charges on deposit accounts increased $301 thousand, or 49.2%. This increase was primarily attributable to the increased number of deposit accounts and the expanded base of service chargeable products offered to the Company's customers. In addition, the increases reflected the benefits of a revenue enhancement program implemented by the Company which included a change in the Bank's fee structure.

      Also included in other income are leasing revenues of $433 thousand and brokerage revenues of $169 thousand. The Company entered into the retail leasing business during 1997 and began offering brokerage services through INVEST Financial Group beginning in March 1997.

Other Expense

      Total operating expenses increased $6.1 million, or 86.2%, during 1997, compared to a $1.4 million, or 24.8%, increase in 1996. Expansion of the Company's business lines, two mortgage subsidiaries previously discussed, and an increase in the number of banking locations were responsible for the majority of the increase. The Company's efficiency ratio, determined by dividing total operating expenses by the total tax-equivalent revenue, was 67.7% in 1997 as compared to 61.3% in 1996.

      Total salaries and benefits increased $2.7 million, or 79.2%, for 1997 compared to a $646 thousand, or 23.0%, increase in 1996 over the prior year. Salary expense increased $2.5 million, or 83.0%, and employee benefits expense increased $235 thousand, or 53.7%, over 1996. The majority of the salary and benefit expense increase in 1997 related to the opening of new locations and the acquisitions previously discussed. As of December 31, 1997, the Company employed 209 full-time equivalent employees compared to 109 full-time equivalent employees in 1996. In 1994, the Company's Board of Directors approved a Phantom Stock Plan (the "Plan") for the President of the Company, under which the Company agreed to pay a cash award to the President based upon the increase in book value of 60,500 shares of Common Stock, from December 31, 1994 until the earlier of: (i) December 31, 1998; or (ii) the end of the year immediately preceding the year the President's employment with the Company terminates. The Company has accrued approximately $318 thousand of the amount payable under the Plan as salary and employee benefit expense (including $225 thousand in 1997 and $55 thousand in 1996).

      Furniture and equipment expense increased $254 thousand, or 36.7%, in 1997. The increase in 1997 was attributable to the opening of three new branches and the costs associated with investments in computer technology. Depreciation expense on furniture and equipment increased $168 thousand, repairs and maintenance costs increased $27 thousand, equipment service contracts increased $34 thousand and other furniture and equipment costs increased $26 thousand in 1997 compared to 1996.

      Operating losses increased $794 thousand in 1997 compared to the prior year. During the latter part of 1997, several events occurred which culminated in increased levels of operating losses. In September 1997, the Company acquired two branch offices as a result of the Branch Acquisition. These branches were integrated into the Company's existing computer and operating systems during September 1997. Substantial difficulties were encountered in this integration process because of the different operating policies and procedures between the organizations and because of the large increase in transactional volumes. Shortly after integrating these branches, the Company upgraded its computer systems to an entirely new operating system designed to handle the substantially increased size and volumes resulting from the branches, as well as provide capacity for future growth. The computer systems conversions compounded the integration process due to conversion anomalies and the subsequent differences in the computer operating systems. Because of these events, the Company experienced impediments reconciling accounts and researching and clearing reconciling items. The differences that resulted totaled $752 thousand, which was charged to operating losses in the fourth quarter. The Company believes that these losses are not systemic and were non-recurring.

      Occupancy expenses for 1997 increased $290 thousand, or 64.7%. The increase was the result of the costs related to new branch openings and the costs associated with operating the branches acquired as previously discussed. Additionally, in November 1997, the Company opened a new facility to provide the space required for the new computer operating equipment and the increased back-office support staff.

      Supplies expense increased $226 thousand, or 111.9%, in 1997 compared to the prior year. The cost associated with the additional branches, the increase of employees and the expanded customer base caused the variance from the prior year.

      Other non-interest expenses increased $1.7 million, or 84%, in 1997. Increases in: goodwill amortization related to the acquisitions, $292 thousand; loan and collection expense, $221 thousand; legal expense, $139 thousand; entertainment expense, $131 thousand; automated teller machine costs, $127 thousand; telephone expense, $100 thousand; amortization of mortgage servicing rights, $76 thousand; postage expense, $72 thousand; and advertising expense, $57 thousand, accounted for the largest portion of the 1997 increase compared to 1996.

      The following table sets forth the Company's summary of other income and expense for the years indicated:

                                                             Year Ended December 31,
                                                            ------------------------
                                                             1997              1996
                                                            ------            ------
                                                                 (In thousands)
Other income:

Mortgage banking revenues                                  $ 1,300            $  312
Service charges on deposit accounts                            913               612
Leasing revenues                                               433                --
Brokerage division revenues                                    169                 6
Gain on the sale of securities                                   2                49
Other non-interest income                                      481               414
                                                           -------            ------

   Total other income                                      $ 3,298            $1,393
                                                           =======            ======

Other expense:

Salaries and employee benefits                             $ 6,192            $3,455
Furniture and equipment                                        943               689
Operating losses                                               938               144
Occupancy                                                      738               448
Supplies                                                       428               202
Other non-interest expense                                   3,830             2,081
                                                           -------            ------

   Total other expense                                     $13,069            $7,019
                                                           =======            ======

BALANCE SHEET ANALYSIS

Securities Portfolio

      The Company's securities portfolio consists of securities classified as held-to-maturity and available-for-sale. The Company designates these securities upon purchase into one of these two categories. At December 31, 1997, held-to-maturity securities amounted to $32.0 million representing those securities the Company intends to hold to maturity. Securities designated as available-for-sale totaled $44.9 million representing securities which the Company may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

      For purposes of the following discussion, held-to-maturity and available-for-sale portfolios are described as the securities portfolio. At December 31, 1997, the securities portfolio totaled $76.9 million, an increase of $16.3 million, or 26.9%, from year-end 1996. Average securities increased $4.5 million, or 7.4%, compared to an increase of 13.9% in 1996. The increase in 1997 average levels was due to the investment of a portion of the cash received as a result of the Branch Acquisition. Average securities as a percentage of average earning assets declined to 14.9% during 1997 compared to 20.6% in 1996. The decline in the percentage of securities to earning assets reflects management's decision to fund higher yielding loans with available funds while maintaining a securities portfolio providing adequate liquidity. The Company maintains a traditional short-term laddered portfolio investment strategy to insure optimal liquidity while minimizing interest rate risk.

      The book value of investment securities for the periods indicated were as follows:

                          INVESTMENT PORTFOLIO
                                                        December 31,
                                                  -----------------------
                                                   1997             1996
                                                  ------           ------
                                                       (In thousands)
United States Treasury securities                $ 9,478          $ 7,941
Obligations of other United States
   government agencies                            57,295           46,717
Federal Home Loan Bank stock                       7,033            4,462
States and political subdivisions                  1,563            1,199
Unrealized gain on securities
   available-for-sale                                129               35
Other equity securities                            1,371              205
                                                 -------          -------
   Total                                         $76,869          $60,559
                                                 =======          =======

      The maturities and yield information of the investment securities portfolio as of December 31, 1997 was as follows:

                                            INVESTMENT PORTFOLIO--MATURITIES AND YIELDS
                                              Weighted  Over One    Weighted Over Five     Weighted                Weighted
                                    One Year  Average   Through     Average   Through      Average   Over Ten      Average
                                     or Less   Yield   Five Years    Yield   Ten Years      Yield      Years        Yield
                                    --------  -------- ----------   -------- ---------     --------  --------      --------
                                                                  (Dollars in thousands)
United States Treasury securities    $ 4,472    6.07%   $ 5,006       6.19%    $   --          --%    $    --          --%
Obligations of United States
   government agencies                11,435    5.37     27,792       6.12      1,193        6.63      16,875        6.71
Federal Home Loan Bank stock           7,033    7.00         --         --         --          --          --          --
States and political subdivisions        104    7.16        456       7.40        779        7.34         224        7.23
Unrealized gain on securities
   held available-for-sale               129      --         --         --         --          --          --          --
Other equity securities                1,371      --         --         --         --          --          --          --
                                     -------    ----    -------       ----     ------        ----     -------        ----
Total investment securities          $24,544    5.99%   $33,254       6.15%    $1,972        6.91%    $17,099        6.71%
                                     =======            =======                ======                 =======

Total portfolio                                                                                       $76,869        6.24%
                                                                                                      =======

Loans

      Loans, the largest component of interest earning assets, increased 66% for the year ended December 31, 1997 which followed an increase of 61% in 1996. Average total loans outstanding for 1997 were $365.6 million, a 57% increase over 1996 average outstandings. Average total loans outstanding for 1996 were $232.3 million, an increase of 47% over average total outstanding loans in 1995. The loan growth in 1997 consisted of a 46% increase in commercial loans, a 69% increase in real estate mortgage loans, a 210% increase in real estate construction loans and a 39% increase in consumer loans. Essentially all of the loans were generated within the Company's primary market area. The Company has no foreign credits and has an insignificant amount of participations purchased.

      Commercial loans increased $34.8 million, from $75.1 million on December 31, 1996 to $109.9 million on December 31, 1997. The increase in commercial loans was largely due to marketing efforts of the Bank's commercial loan team, strengthened by the additions during 1997 of experienced personnel. The commercial loan portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, agribusiness, wholesaling and retailing, financial services and other service businesses. Emphasis is upon middle market and community businesses with known management and financial stability. Consistent with the Bank's strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Real estate is often a material component of collateral for the commercial and industrial loans even though repayment on the loans may not be directly related to the real estate. This real estate provides the Company with additional collateral protection.

      While the Company traditionally has focused on small- to mid-sized commercial lending, real estate mortgage loans represented 68% of the total loan portfolio at December 31, 1997. Real estate mortgage loans increased by $135.3 million in 1997, ending the year at $331.4 million compared to $196.1 million at December 31, 1996. Real estate mortgage loans are comprised of 59% one- to four-family residential properties and 41% commercial and multi-family real estate. Residential mortgage loans increased $74.6 million in 1997. The Mortgage Company was the key contributor to the increase in one- to four-family mortgage loans, posting a record twelve-month performance with $86.6 million in loans originated compared to $72.2 million in 1996. Real estate loans originated by the Mortgage Company included $57.2 million of loans which were placed into the Bank's loan portfolio.

      Commercial real estate loans, which include commercial, industrial and multi-family properties, increased 81% in 1997. The commercial mortgage loans are represented by a broad base of properties which meet the Company's underwriting standards for sponsorship, equity and cash flow. The increase in commercial real estate loans was partially attributable to new business relationships introduced to the Company by newly hired members of the commercial lending staff.

      Real estate construction loans increased by $18.4 million, from $8.8 million at December 31, 1996 to $27.2 million at the end of 1997. This 210% increase was attributable to the continued economic growth in the Company's primary market area. The growth consisted of a diversified number of construction projects, with no concentration in any large individual development project. Commercial and residential construction loans include a diverse number of builders and developers in the Company's primary market area. The Company monitors construction disbursements and controls the number of display and inventory homes and lot inventory by builder.

      Consumer loans increased 39% from $12.1 million at December 31, 1996 to $16.8 million at December 31, 1997. Consumer loans comprise 3.5% of total loans at the end of 1997 compared to 4.1% in 1996.

                               LOAN PORTFOLIO--MATURITIES AND SENSITIVITIES OF LOANS
                                                                December 31, 1997
                               -----------------------------------------------------------------------------------
                                               Maturing After One Year           Maturing After
                               Maturing in       Through Five Years                Five Years
                                 One Year      -----------------------      ------------------------
                                 or Less       Fixed-rate     Variable      Fixed-rate      Variable       Total
                               -----------     ----------     --------      ----------      --------      --------
                                                                       (In thousands)
Commercial, financial,
   agricultural, municipal
   and industrial
   development                   $ 74,259       $ 16,602       $12,419        $ 1,581       $  5,076      $109,937
Real estate                       102,609         96,556        26,702         12,148        120,582       358,597
Installment and other               7,556          7,306           610            945            404        16,821
Less unearned income                 (493)            --            --             --             --          (493)
                                 --------       --------       -------        -------       --------      --------
Total loans                      $183,931       $120,464       $39,731        $14,674       $126,062      $484,862
                                 ========       ========       =======        =======       ========      ========


      The following table summarizes the composition of the Company's loan portfolio at the dates indicated:

                                                   LOAN PORTFOLIO--TYPES OF LOANS
                                                                           December 31,
                                        --------------------------------------------------------------------------------
                                                 1997                        1996                       1995
                                        ------------------------    ------------------------    ------------------------
                                                      Percent of                  Percent of                  Percent of
                                         Amount      Total Loans     Amount      Total Loans     Amount      Total Loans
                                        --------     -----------    --------     -----------    --------     -----------
                                                                      (Dollars in thousands)
Commercial, financial, agricultural,
   municipal and industrial
   development                          $109,937        22.67%      $ 75,129        25.75%      $ 40,518        22.32%
Real estate--construction                 27,181         5.60          8,763         3.00          8,777         4.83
Real estate--mortgage:
   One- to four-family residential       195,964        40.42        121,386        41.58         71,260        39.25
   Multi-family and commercial           135,452        27.94         74,721        25.60         52,795        29.08
Consumer and other                        16,821         3.47         12,084         4.14          8,379         4.62
Less unearned income                        (493)       (0.10)          (157)       (0.05)          (185)       (0.10)
                                        --------       ------       --------       ------       --------       ------
   Total loans<F1>                      $484,862       100.00%      $291,926       100.00%      $181,544       100.00%
                                        ========       ======       ========       ======       ========       ======

                                                            December 31,
                                        --------------------------------------------------
                                                 1994                      1993
                                        ------------------------   -----------------------
                                                      Percent of                Percent of
                                         Amount      Total Loans    Amount     Total Loans
                                        --------     -----------   --------    -----------
                                                       (Dollars in thousands)
Commercial, financial, agricultural,
   municipal and industrial
   development                          $ 30,353        25.00%     $19,954        28.60%
Real estate--construction                  5,504         4.53        1,403         2.01
Real estate--mortgage:
   One- to four-family residential        47,109        38.81       26,699        38.27
   Multi-family and commercial            31,813        26.21       16,899        24.22
Consumer and other                         6,881         5.67        4,959         7.11
Less unearned income                        (267)       (0.22)        (141)       (0.20)
                                        --------       ------      -------       ------
   Total loans<F1>                      $121,393       100.00%     $69,773       100.00%
                                        ========       ======      =======       ======

--------------------
<F1>  The Bank had no outstanding foreign loans at the dates reported.

Asset Quality

      The Company's reserve for possible loan losses increased 68%, from $3.1 million on December 31, 1996 to $5.2 million on December 31, 1997. The majority of this increase was due to the provision of $2.4 million to the reserve for possible loan losses during 1997. The 68% increase in the reserve was directly related to the 66% increase during 1997 in the Company's loan balance. The reserve for loan losses to total loans increased slightly to 1.07% at December 31, 1997 from 1.06% at December 31, 1996. The reserve for possible loan losses represented 377.12% of nonperforming loans at December 31, 1997 compared to 447.98% at December 31, 1996.

      Non-performing assets consist of the following: nonaccrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; and loans past due 90 days or more as to principal or interest and other real estate owned. Non-performing assets increased by $685 thousand to $1.4 million at December 31, 1997, from $692 thousand on December 31, 1996. The ratio of non-performing loans to total loans was 0.28% at December 31, 1997 compared to 0.24% as of December 31, 1996. The largest component of this increase in non-performing loans was an increase of $336 thousand in past due commercial loans and $456 thousand in past due real estate loans. Two loans represented 76% of the total loans past due 90 days or more at December 31, 1997, and the Company believes that both loans ultimately will be collected without loss.

      The Company continually analyzes its loan portfolio to identify potential risk elements requiring management attention. The loan portfolio is reviewed by lending management and the Company's internal loan review staff. The Company believes that the reserve for possible loan losses at December 31, 1997 was adequate to reflect the credit risk in the loan portfolio. See "Allowance for Loan Losses."

      As an integral part of their examination process, the various regulatory agencies periodically review the Bank's reserve for possible loan losses. Such agencies have the authority to require the Bank to recognize additions to the reserve based upon their judgment. The Company believes that the reserve for possible loan losses at December 31, 1997 was consistent with applicable regulatory requirements.

      The following table summarizes, for the periods presented, non-performing assets by category:

                               RISK ELEMENTS--NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
                                                                                        December 31,
                                                                 --------------------------------------------------------
                                                                   1997        1996        1995        1994        1993
                                                                 --------    --------    --------    --------    --------
                                                                                   (Dollars in thousands)
Commercial, financial, agricultural and all other loans:
   Past due 90 days or more                                     $    341    $      5    $    113    $     --    $     --
   Non-accrual                                                       360         207         109          40          --
   Restructured terms                                                 --          --          --          --          --

Real estate--construction:
   Past due 90 days or more                                           --         264          36          90          --
   Non-accrual                                                       108          84          20          35          11
   Restructured terms                                                 --          --           3          --          --

Real estate--mortgage:
   Past due 90 days or more                                          456          --          --          --          --
   Non-accrual                                                        70          --          --          --          --
   Restructured terms                                                 --          --          --          --          --

Installment loans to individuals:
   Past due 90 days or more                                           21          23          12           8          --
   Non-accrual                                                        21         109          15          --           3
   Restructured terms                                                 --          --          --          --          --
                                                                --------    --------    --------    --------    --------
Total non-performing loans:                                     $  1,377    $    692    $    308    $    173    $     14
                                                                ========    ========    ========    ========    ========
   Other real estate                                                  --          --          10          25          --
                                                                --------    --------    --------    --------    --------
Total non-performing assets:                                    $  1,377    $    692    $    318    $    198    $     14
                                                                ========    ========    ========    ========    ========

Gross interest income that would have been recorded
   in the period if the loans had been current in
   accordance with the original terms and had been
   outstanding throughout the period or since
   origination:
      Loans accounted for on
         a non-accrual basis                                    $     57    $     57    $     30    $     16    $      1
      Loans with restructured terms                                   --          --          --          --          --

Balance sheet information (at year-end):
   Total assets                                                 $608,237    $377,564    $280,386    $171,927    $104,416
   Loans outstanding                                             484,862     291,926     181,544     121,393      69,733
   Shareholders' equity                                           42,071      16,386      13,938       8,453       7,487
   Allowance for possible loan loss                                5,193       3,100       2,130       1,455         775

Ratios:
   Non-performing loans to total loans outstanding                  0.28%       0.24%       0.17%       0.14%       0.02%
   Non-performing assets to total assets                            0.23        0.18        0.11        0.12        0.01
   Non-performing loans to shareholders' equity                     3.26        4.22        2.28        2.34        0.19
   Reserve for possible loan losses to total loans                  1.07        1.06        1.17        1.20        1.11
   Reserve for possible loan losses
      to non-performing loans                                     377.12      447.98      691.56      841.04    5,535.71

(Table continued on following page)



Percent of categories to total end-of-period loans:
   Commercial, financial, agricultural,
      municipal and industrial development                         22.67       25.74       22.32       25.00       28.60
   Real estate--construction                                        5.60        3.00        4.83        4.53        2.01
   Real estate--mortgage:
      One- to four-family residential                              40.42       41.58       39.25       38.81       38.27
      Multi-family and commercial                                  27.94       25.60       29.08       26.21       24.22
   Installment and consumer                                         3.47        4.11        4.62        5.67        7.11
      Less unearned income                                         (0.10)      (0.05)      (0.10)      (0.22)      (0.20)
                                                                --------    --------    --------    --------    --------
Total loans                                                       100.00%     100.00%     100.00%     100.00%     100.00%
                                                                ========    ========    ========    ========    ========

Allowance For Loan Losses

      The allowance for loan losses is provided at a level considered adequate to provide for potential loan losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the portfolio, evaluation of potential problem loans identified based on existing circumstances known to management, potential future loan losses on loans to specific customers and/or industries, and recent loan loss experience.

      For the year ended December 31, 1997, the provision for loan losses was $2.4 million compared to $1.4 million for the year ended December 31, 1996, an increase of $1.0 million or 71%. The increase in the annual provision for possible loan losses was primarily a result of the 65.6% increase in total loans outstanding at December 31, 1997 compared to December 31, 1996. The provision to average loans outstanding was 0.71% in 1997 compared to 0.62% in 1996. Net loans charged off during 1997 was $707 thousand compared to $478 thousand for the year ended December 31, 1996 representing an increase of 48%. Net loans charged off as a percentage of average loans outstanding was 0.19% and 0.21% in 1997 and 1996, respectively. Total recoveries for the twelve months ended December 31, 1997 were $52 thousand compared to $67 thousand in the corresponding period in 1996.

      The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

                           SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION--ALLOCATION
                                           OF THE ALLOWANCE FOR LOAN LOSSES
                                                                              Year Ended December 31,
                                                          ----------------------------------------------------------------
                                                            1997         1996          1995         1994            1993
                                                          --------     --------      --------     --------         -------
                                                                               (Dollars in thousands)
Allowance for possible loan losses
   (beginning of period)                                  $  3,100     $  2,130      $  1,455     $    775         $   550
Loans charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                    (536)        (113)         (183)        (165)             (3)
   Real estate--mortgage                                      (110)        (364)          (82)         (31)             --
   Installment and consumer                                   (113)         (68)          (58)         (10)             (7)
   Other loans                                                  --           --            --           --              --
                                                          --------     --------      --------     --------         -------
Total loans charged off                                       (759)        (545)         (323)        (206)            (10)
                                                          --------     --------      --------     --------         -------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                      12           54            11           35              --
   Real estate--mortgage                                        10            3            --           --              --
   Installment and consumer                                     30           10            10            2               2
   Other loans                                                  --           --            --           --              --
                                                          --------     --------      --------     --------         -------
Total recoveries                                                52           67            21           37               2
                                                          --------     --------      --------     --------         -------

Net loans charged off                                         (707)        (478)         (302)        (169)             (8)
                                                          --------     --------      --------     --------         -------
Acquired subsidiary balance                                    403           --            --           --              --
Provision for possible loan losses                           2,397        1,448           977          849             233
                                                          --------     --------      --------     --------         -------
Allowance for possible loan losses (end of period)        $  5,193     $  3,100      $  2,130     $  1,455         $   775
                                                          ========     ========      ========     ========         =======

Loans outstanding:
   Average                                                $365,615     $232,314      $158,503     $ 88,654         $55,517
   End of period                                           484,862      291,926       181,544      121,393          69,773

Ratios:

   Net charge-offs to average loans outstanding               0.19%        0.21%         0.19%        0.19%           0.01%
   Net charge-offs to provision for loan losses              27.22        33.01         30.91        19.91            3.43
   Provision for loan losses to average
      loans outstanding                                       0.71         0.62          0.62         0.96            0.42
   Allowance for loan loss to total loans outstanding         1.07         1.06          1.17         1.20            1.11

Allocation for possible loan losses at end of period:

   Commercial, financial, agricultural,
      municipal and industrial development                $  1,352     $    833      $    467     $    315         $   218
   Real estate--construction                                   303          124           281           74              55
   Real estate--mortgage                                     2,208        1,153           818          471             341
   Installment loans to individuals                            146          142            90           93              60
   Lease financing                                              33           --            --           --              --
   Unallocated                                               1,151          848           474          502             101
                                                          --------     --------      --------     --------         -------
Total                                                     $  5,193     $  3,100      $  2,130     $  1,455         $   775
                                                          ========     ========      ========     ========         =======

Deposits

      Average deposits increased $118.5 million, or 47.9%, in 1997 following an increase of $63.3 million, or 34.3%, in 1996. The increase in 1997 was due to internal growth of approximately $67.5 million primarily from additional branch openings in 1996 and 1997 and growth due to the Reliance Acquisition and the Branch Acquisition of approximately $51.0 million. As shown in the table below, total deposits at year-end 1997 increased by $174.7 million, or 56.6%. This growth rate, which is higher than the average growth rate, was due to the aforementioned acquisitions taking place in the third quarter of 1997, which therefore impacted average balances for the year to a lesser degree.

      The mix of average deposits changed moderately during the year with non-interest bearing deposits comprising 10.1% of total deposits compared to 8.6% in 1996. This increase is also the result of the previously mentioned deposit acquisition having proportionately more non-interest bearing accounts. Certificates of deposit under $100 thousand comprised 44.4% of average deposits compared to 42.1% in 1996. The increase in 1997 was primarily due to the thrift acquisition having proportionately more of these deposits.

                                                     DEPOSITS
                                                                             December 31,
                                             -------------------------------------------------------------------------
                                                             1997                                      1996
                                             ----------------------------------        -------------------------------
                                                           Percent                                   Percent
                                                           of Total                                  of Total
                                             Amount        Deposits        Rate        Amount        Deposits     Rate
                                             ------        --------        ----        ------        --------     ----
                                                                         (Dollars in thousands)
Demand deposits                             $ 50,060         10.33%          --%      $ 29,406          9.53%       --%
NOW accounts                                  18,448          3.81         2.17         10,711          3.47      2.37
Money market
   accounts                                   97,408         20.10         4.64         74,490         24.13      4.88
Savings deposits                              16,157          3.33         2.89          6,083          1.97      3.25
Certificates of deposit                      231,601         47.79         5.79        128,407         41.60      5.90
Certificates of deposit
   over $100,000                              52,211         10.77         5.55         50,825         16.47      5.50
IRA certificates                              18,756          3.87         5.95          8,748          2.83      6.06
                                            --------        ------                    --------        ------
   Total deposits                           $484,641        100.00%        5.24       $308,670        100.00%     5.33
                                            ========        ======                    ========        ======

        AMOUNTS AND MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
                                                             December 31, 1997
                                                             -----------------
                                                              (In thousands)
Three months or less                                             $26,694
Over three months through six months                               5,604
Over six through twelve months                                    11,098
Over twelve months                                                 8,815
                                                                 -------
   Total                                                         $52,211
                                                                 =======

Interest Rate Sensitivity

      The Company's asset/liability strategy is to minimize the sensitivity of earnings to changes in interest rates while maintaining a net interest margin within a range of Company objectives. The Company's asset/liability committee monitors the interest rate sensitivity of the balance sheet on a bi-weekly basis. The committee reviews asset and liability repricing in the context of current and possible future interest rate scenarios affecting the economic climate in the Company's market areas.

      The Company's pricing policy is that all earning assets and interest bearing liabilities be either based on floating rates or have a fixed rate not exceeding five years. Real estate mortgage loans held by the Company, while having long final maturities, are comprised of one-, two- or three-year adjustable rate loans. The adjustable basis of these loans significantly reduces interest rate risk.

      The Company produces several asset/liability management reports including gap analysis of periodic interest rate adjustments modeled by final maturity and repricing frequency. Another system provides a simulation used to forecast changes to the balance sheet under different rate scenarios. The model shows changes to equity and net income under stable, rising, falling and management's forecast of likely rate scenarios.

      The following table presents the Company's interest rate position for various time bands as of December 31, 1997. This model does not take into consideration interest rate caps or floors:

                                               0 to 3            4 to 12         1 to 5          Over
                                               Months            Months           Years         5 Years         Total
                                              --------          --------        --------        --------       --------
                                                                         (Dollars in thousands)
Earning Assets:
   Loans                                      $172,407          $161,841        $124,424        $ 26,190       $484,862
   Investment securities<F1>                    40,122            13,875          16,929           5,943         76,869
   Federal funds sold                            1,600                --              --              --          1,600
                                              --------          --------        --------        --------       --------
      Total earning assets                    $214,129          $175,716        $141,353        $ 32,133       $563,331
                                              ========          ========        ========        ========       ========

Funding Sources:
   Money market accounts                        97,408                --              --              --         97,408
   NOW accounts                                 18,448                --              --              --         18,448
   Savings                                      16,157                --              --              --         16,157
   Time deposits                                54,552           104,831          71,844             374        231,601
   Time deposits over $100,000                  27,718            16,255           8,139              99         52,211
   IRAs                                          3,079             8,066           7,082             529         18,756
   Repurchase agreements                         7,477               971              --              --          8,252
   Short-term borrowings--other                  7,477                --              --              --          7,477
   Short-term FHLB borrowings                   31,350             6,500              --              --         37,850
   Long-term FHLB borrowings                        --                --           7,500           2,125          9,625
   Long-term borrowings--other                      --                --          13,650              --         13,650
                                              --------          --------        --------        --------       --------
      Total funding sources                   $263,470          $136,623        $108,215        $  3,127       $511,435
                                              ========          ========        ========        ========       ========

Interest sensitivity gap--$                   $(49,341)         $ 39,093        $ 33,138        $ 29,006       $ 51,896
Interest sensitivity gap--%                      81.27%           128.61%         130.62%        1027.60%        110.15%

Cumulative gap--$                             $(49,341)         $(10,248)       $ 22,890        $ 51,896
Cumulative gap--%                                81.27%            97.44%         104.50%         110.15%

Cumulative gap as a percentage of total
   earning assets                                -8.76%            -1.82%           4.06%           9.21%

---------------
<F1>  Investment securities include mortgage-backed securities which have effective maturities based upon current market conditions. This stratification is based on management's estimates in relation to the historical trends of these types of securities.


Liquidity Management

      Long-term liquidity is a function of the core deposit base and an adequate capital base. The Company is committed to growth of its core deposit base. This growth is both internally generated through product pricing and product development and externally generated through acquisition. During 1997, both of these elements contributed heavily to developing and maintaining long-term liquidity. The capital position of the Company has been maintained through earnings retention and raising of capital. See "Capital Resources."

      Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings as well as being a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to transact repurchase agreements using those securities.

      The Company anticipates continued loan demand in its market areas as industry consolidation continues. The Company has and expects to continue to utilize FHLB borrowings to fund a portion of future loan growth. The Company has a $100.1 million secured credit facility with the FHLB, of which $47.5 million was outstanding at December 31, 1997.

      Average short-term borrowings increased 91.8% during 1997 following an increase of 125.7% in 1996. The increase reflects the above mentioned strategy of utilizing lower cost FHLB borrowings to fund available loan growth while continuing to systematically build the Company's deposit base. The Company anticipates similar use of the FHLB facility in the immediate future. In addition to the FHLB credit facility, the Company has available $24.1 million of additional short-term borrowing capacity.

      The following table summarizes short-term borrowings for the periods indicated:

                                  AVERAGE SHORT-TERM BORROWINGS
                                                                Year Ended December 31,
                                                    -----------------------------------------------
                                                              1997                    1996
                                                    ----------------------   ----------------------
                                                    Average        Average   Average        Average
                                                    Balance         Rate     Balance         Rate
                                                    -------         -----    -------         ----
                                                                (Dollars in thousands)
Federal funds purchased                             $ 2,851         5.14%    $ 2,737         5.33%
Securities sold under agreement
   to repurchase and other
   short-term borrowings                             49,851         5.51      24,744         5.65
                                                    -------                  -------
Total                                               $52,702         5.49     $27,481         5.61
                                                    =======                  =======
Total maximum short-term borrowings
   outstanding at any month-end
   during the year                                  $71,496                  $51,060

Capital Resources

      Total shareholders' equity increased 156.7% to $42.1 million at December 31, 1997 compared to $16.4 million at year-end 1996. Approximately 85% of this increase was attributable to the Common Stock rights offerings in 1997 and the issuance of Common Stock for the Reliance Acquisition.

      In February 1997, the Company completed a rights offering in which it raised net proceeds of approximately $5.2 million and issued 567,750 shares of Common Stock to existing shareholders at a price of $9.375 per share.

      In December 1997, the Company completed a rights offering in which it raised net proceeds of approximately $6.0 million and issued 446,414 shares of Common Stock to existing shareholders at a price of $13.50 per share.

      In August 1997, the Company acquired Reliance. In this transaction the Company issued 599,132 shares of Common Stock in exchange for all of Reliance's outstanding Common Stock. This purchase transaction was recorded as an increase to the equity of the Company of $10.6 million.

      The Company's capital requirements have been historically financed through private offerings of debt and equity securities, retention of
retained earnings and borrowings from a commercial bank.   The Bank also
utilized its borrowing capacity with the FHLB. The principal amount of the Company's bank stock loan was $10.4 million as of December 31, 1997 and matures in December of 1999. Additionally, the Company has $3.3 million of outstanding subordinate debentures due in 2002.

      The Company also analyzes its capital and the capital position of its subsidiaries in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Management believes that, as of December 31, 1997, the Company and its subsidiaries met all capital adequacy requirements to which they were subject.

      As of December 31, 1997, the Company and the Bank's capital ratios were as follows:

                                                  Company           Allegiant Bank
                                                  -------           --------------
Total capital (to risk-weighted assets)            8.14%                9.35%
Tier 1 capital (to risk-weighted assets)           6.39                 8.27
Tier 1 capital (to average assets)                 6.15                 7.76

      The capitalization of the Company as of December 31, 1997 was as follows:

                                                                                 December 31, 1997
                                                                                 -----------------
                                                                                  (In thousands)
Long-term debt:

   Note payable to financial institution, interest
      payable at prime less one half of one percent
      (8.00% at December 31, 1997), due December 31,
      1999. The note is secured by the Bank's capital stock                           $10,400
   Notes payable to FHLB, various interest rates from
      5.62% to 7.82% principal balance due from
      January 12, 1998 to October 15, 2003.
      Secured by FHLB stock and certain loans                                           9,625
   Subordinated debentures with certain shareholders,
      interest payable at prime plus 3% (with a minimum
      floor of 10%), due on May 31, 2002                                                3,250
                                                                                      -------
         Total long-term debt                                                         $23,275
                                                                                      -------

Shareholders' equity:

   Common Stock, $.01 par value; 7,800,000 shares
      authorized; issued and outstanding 4,076,841                                    $    51
   Capital surplus                                                                     39,504
   Retained earnings                                                                    2,431
   Net unrealized appreciation on securities held
      available-for-sale                                                                   85
                                                                                      -------
         Total shareholders' equity                                                    42,071
                                                                                      -------
         Total capitalization                                                         $65,346
                                                                                      =======

Year 2000 Compliance

      The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

      The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings.

Item 7.  Financial Statements
         --------------------

                       [Letterhead of BDO Seidman, LLP]


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Allegiant Bancorp, Inc.
St. Louis, Missouri

      We have audited the accompanying consolidated balance sheets of Allegiant Bancorp, Inc. (a Missouri corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allegiant Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                              /s/ BDO Seidman, LLP

St. Louis, Missouri
March 13, 1998

                                      ALLEGIANT BANCORP, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                                                                   December 31,
                                                                            --------------------------
                                                                              1997              1996
                                                                            --------          --------
                                                                                   (In thousands)
ASSETS:
------
Cash and due from banks                                                     $ 14,872          $  7,554
Federal funds sold and other overnight investments                             1,600            10,775
Investment securities (Notes 2, 7 and 8)
   Available-for-sale (at estimated market value)                             44,918            22,073
   Held-to-maturity (estimated market value of $32,146,000
     in 1997 and $38,500,000 in 1996)                                         31,951            38,487
Loans, net of allowance for possible loan losses of
   $5,193,000 in 1997 and $3,100,000 in 1996 (Notes 3, 7 and 8)              479,669           288,826
Premises and equipment (Note 4)                                               10,801             5,514
Accrued interest and other assets (Notes 1, 5 and 6)                          24,426             4,335
                                                                            --------          --------
Total assets                                                                $608,237          $377,564
                                                                            ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Deposits:
   Non-interest bearing                                                     $ 50,060          $ 29,406
   Interest bearing                                                          382,370           228,439
   Certificates of deposit of $100,000 or more                                52,211            50,825
                                                                            --------          --------
Total deposits                                                               484,641           308,670
                                                                            --------          --------
Short-term borrowings (Notes 2, 7 and 8)                                      53,579            36,137
Long-term debt (Notes 1, 7 and 9)                                             23,275            14,663
Accrued expenses and other liabilities                                         4,671             1,708
                                                                            --------          --------
Total liabilities                                                            566,166           361,178

Commitments and contingencies (Notes 10, 11, 12, 13 and 14)

Shareholders' equity (Notes 8, 9, 11 and 16):
   Common Stock, $.01 par value - shares
   authorized, 7,800,000; issued and outstanding
   5,096,000 in 1997 and 2,271,000 in 1996                                        51                23
Capital surplus                                                               39,504            15,983
Retained earnings                                                              2,431               357
Net unrealized appreciation on securities available
   for sale (net of tax)                                                          85                23
                                                                            --------          --------
Total shareholders' equity                                                    42,071            16,386
                                                                            --------          --------
Total liabilities and shareholders' equity                                  $608,237          $377,564
                                                                            ========          ========

      See accompanying summary of accounting policies and notes to consolidated financial statements.

                                    ALLEGIANT BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                                                              Years Ended December 31,
                                                                             -------------------------
                                                                               1997              1996
                                                                             -------           -------
                                                                       (In thousands, except per share data)
Interest income:
   Interest and fees on loans                                                $33,473           $21,428
   Investment securities                                                       3,966             3,477
   Federal funds sold and overnight investments                                  326               151
                                                                             -------           -------
Total interest income                                                         37,765            25,056
                                                                             -------           -------

Interest expense:
   Interest on deposits                                                       17,253            12,060
   Interest on short-term borrowings                                           2,895             1,542
   Interest on long-term debt                                                  1,318             1,397
                                                                             -------           -------
Total interest expense                                                        21,466            14,999
                                                                             -------           -------
Net interest income                                                           16,299            10,057

Provision for possible loan losses (Note 3)                                    2,397             1,448
                                                                             -------           -------
Net interest income after provision for possible loan losses                  13,902             8,609
                                                                             -------           -------

Other income:
   Service charges on deposits                                                   913               612
   Net gain on sale of securities (Note 2)                                         2                49
   Other income                                                                2,383               732
                                                                             -------           -------
Total other income                                                             3,298             1,393
                                                                             -------           -------

Other expenses:
   Salaries and employee benefits (Note 10)                                    6,192             3,455
   Occupancy and furniture and equipment                                       1,681             1,137
   Other expense (Note 15)                                                     5,196             2,427
                                                                             -------           -------
Total other expenses                                                          13,069             7,019
                                                                             -------           -------

Income before income taxes                                                     4,131             2,983

Provision for income taxes (Note 6)                                            1,716             1,175
                                                                             -------           -------

Net income                                                                   $ 2,415           $ 1,808
                                                                             =======           =======

   Basic earnings per share                                                  $  0.65           $  0.66

   Diluted earnings per share                                                $  0.59           $  0.58

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                                               ALLEGIANT BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                      Net
                                                                                                   Unrealized
                                                                                                  Appreciation
                                                                                                 (Depreciation)
                                                                                                  on Available-    Total
                                                             Common     Capital      Retained       for-Sale    Shareholders'
                                                              Stock     Surplus      Earnings      Securities      Equity
                                                             ------     -------      --------    -------------- -------------
                                                                                     (In thousands)
Balance, January 1, 1996                                       $18      $11,374      $ 2,637           $(91)      $13,938
                                                               ---      -------      -------           ----       -------

Net income                                                      --           --        1,808             --         1,808
   Cash dividends declared                                      --           --         (187)            --          (187)
   Issuance of Common Stock coinciding with:
   Stock dividends (Note 9)                                      4        3,897       (3,901)            --            --
   Conversion of Subordinate Debentures                          1          503           --             --           504
   Exercise of Common Stock Warrants/Options                    --           25           --             --            25
   Various stock issuance plans                                 --          184           --             --           184
   Change in net unrealized gains (losses)
   on securities available-for-sale (Note 2)                    --           --           --            114           114
                                                               ---      -------      -------           ----       -------
Balance, December 31, 1996                                     $23      $15,983      $   357           $ 23       $16,386
                                                               ---      -------      -------           ----       -------


Net income                                                      --           --        2,415             --         2,415
   Cash dividends declared                                      --           --         (331)            --          (331)
   Issuance of Common Stock coinciding with:
   Five-for-four stock split (Note 9)                           10           --          (10)            --            --
   Rights Offering                                              10       11,231           --             --        11,241
   Acquisition of Reliance Financial, Inc. (Note 1)              6       10,581           --             --        10,587
   Exercise of Common Stock Warrants/Options                     2        1,510           --             --         1,512
   Various stock issuance plans                                 --          199           --             --           199
   Change in net unrealized gains
   on securities available-for-sale (Note 2)                    --           --           --             62            62
                                                               ---      -------      -------           ----       -------
Balance, December 31, 1997                                     $51      $39,504      $ 2,431           $ 85       $42,071
                                                               ===      =======      =======           ====       =======

           See accompanying summary of accounting policies and notes to consolidated financial statements.

                                          ALLEGIANT BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   Years Ended December 31,
                                                                                 ---------------------------
                                                                                   1997              1996
                                                                                 ---------         ---------
                                                                                        (In thousands)
OPERATING ACTIVITIES:
   Net income                                                                    $   2,415         $   1,808
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                                 1,057               536
       Provision for loan losses                                                     2,397             1,448
       Net realized gains on securities available-for-sale                              (2)              (49)
       Deferred tax provision                                                         (685)             (282)
       Changes in assets and liabilities:
         Accrued interest receivable and
           other assets                                                             (4,069)             (938)
         Accrued expenses and other liabilities                                        623               768
                                                                                 ---------         ---------
         Cash provided by operating activities                                       1,736             3,291
                                                                                 ---------         ---------

INVESTING ACTIVITIES:
   Net cash received in acquisition of Reliance Financial, Inc. (Note 1)             1,533                --
   Net cash received in acquisition of branches (Note 1)                            83,596                --
   Proceeds from maturities of securities held-to-maturity                          17,019            41,343
   Purchase of investment securities held-to-maturity                              (10,396)          (25,279)
   Proceeds from maturities of securities available-for-sale                        25,020            36,797
   Proceeds from sales of securities available-for-sale                              2,949             3,882
   Purchase of investments securities available-for-sale                           (39,211)          (34,457)
   Loans made to customers, net of repayments                                     (175,387)         (120,070)
   Additions to premises and equipment                                              (4,710)           (1,574)
                                                                                 ---------         ---------
         Cash used in investing activities                                         (99,587)          (99,358)
                                                                                 ---------         ---------

FINANCING ACTIVITIES:
   Net increase in deposits                                                         57,518            77,362
   Net increase in short-term borrowings                                            17,442            22,029
   Proceeds from issuance of long-term debt                                          8,625                --
   Repayment of long-term debt                                                         (13)           (4,552)
   Proceeds from issuance of Common Stock                                           12,753                61
   Payment of dividends                                                               (331)             (187)
                                                                                 ---------         ---------
         Cash provided by financing activities                                      95,994            94,713
                                                                                 ---------         ---------
Net (decrease) increase in cash and cash equivalents                                (1,857)           (1,354)
Cash and cash equivalents, beginning of year                                        18,329            19,683
                                                                                 ---------         ---------
Cash and cash equivalents, end of year                                           $  16,472         $  18,329
                                                                                 =========         =========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest on deposits and borrowings                                       $  20,930         $  14,750
       Income taxes                                                                  2,768             1,393

   Noncash transactions:
       Transfers to other real estate owned in settlement of loans               $     330         $      --
       Loans securitized                                                             7,102             9,209
       Common Stock issued in acquisition of Reliance Financial, Inc.
         (Note 1)                                                                   10,587                --
       Conversion of Subordinate Debentures to Common Stock                             --               504
       Conversion of directors' fees to Common Stock                                   136               148
       Conversion of employee stock bonus to Common Stock                               63                --

            See accompanying summary of accounting policies and notes to consolidated financial statements.


                        ALLEGIANT BANCORP, INC.
                    SUMMARY OF ACCOUNTING POLICIES

      Basis of Accounting. The accompanying consolidated financial statements include the accounts of Allegiant Bancorp, Inc. (the "Company") and its subsidiaries, Allegiant Bank (the "Bank"), Allegiant Bank, FSB, Allegiant Mortgage Company and Edge Mortgage Services, Inc. The financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices applicable to the banking industry. All significant intercompany transactions and balances have been eliminated.

      Business. The Bank provides a full range of banking services to individual and corporate customers in the St. Louis, Missouri metropolitan area as well as northeast Missouri. The Bank is subject to intense competition from other financial institutions. The Bank also is subject to the regulations of certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

      Investment Securities. Securities are classified as held-to-maturity, available-for-sale or trading. Only those securities classified as held-to-maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in shareholders' equity or income, respectively. Realized securities gains or losses are reported in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

      Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

      Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and
Extinguishments of Liabilities," was adopted January 1, 1997 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of SFAS No. 125 did not have a material effect on the Consolidated Financial Statements.

      Allowance for loan losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

                        ALLEGIANT BANCORP, INC.
                    SUMMARY OF ACCOUNTING POLICIES

      Bank Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the individual assets for book purposes and accelerated methods for tax purposes. Ordinary maintenance and repairs are charged to operations as incurred.

      Mortgage Servicing Rights and Amortization. SFAS No. 122, "Accounting for Mortgage Servicing Rights," as superseded by SFAS No. 125, requires an entity that sells mortgage loans with servicing rights retained to allocate the total cost of the mortgage loans to the servicing rights and the loans based on the relative fair values. The resulting servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Servicing rights are assessed for impairment periodically based on fair value, with any impairment recognized through a valuation allowance.
For purposes of measuring impairment, the rights are stratified based on interest rate and original maturity. The adoption of SFAS No. 122 on January 1, 1996 did not have a material effect on the Consolidated Financial Statements.

      Real Estate Owned. Real estate acquired in settlement of loans is initially recorded at the lower of fair market value of the assets received (less estimated selling costs) or the recorded investment in the loan at date of foreclosure. Any adjustment to fair market value is charged against the allowance for real estate. Subsequent write-downs are charged against operating expense including charges relating to operating, holding or disposing of the property. Real estate owned was approximately $330 thousand at December 31, 1997.

      Intangible Assets. Goodwill and other intangibles are amortized on a straight-line basis generally over a period of up to 15 years. Intangible assets, net of accumulated amortization included in accrued interest and other assets, at December 31, 1997 and 1996, totaled $13.6 million and $491 thousand, respectively. Management reviews intangible assets for possible impairment if there is a significant event that detrimentally affects operations. Impairment is measured using estimates of the discounted future earnings potential of the entity or assets acquired.

      Income Taxes. Income taxes are accounted for under the asset and liability method in which deferred income taxes are recognized as a result of temporary differences between the financial reporting basis and the tax basis of the assets and liabilities of the Company.

      Earnings Per Share. Earnings per share is calculated by dividing net income for the period by the weighted average number of shares of Common Stock outstanding during the period. The assumed exercise of stock options and warrants is included in the calculation of diluted earnings per share.

      SFAS No. 128, "Earnings Per Share," was adopted for 1997 with all prior-period earnings per share data restated. The statement requires dual presentation of earnings per share and diluted earnings per share on the Consolidated Statements of Income and other computational changes. The adoption of SFAS No. 128 did not have a material effect on previously reported earnings per share.

                        ALLEGIANT BANCORP, INC.
                    SUMMARY OF ACCOUNTING POLICIES

      Consolidated Statements of Cash Flows. For purposes of reporting cash flows, the Company considers cash and due from banks, federal funds sold and other overnight investments to be cash equivalents.

      Reclassifications. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation. These reclassifications had no effect on net income.

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

      New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income and its components in the 1998 financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's most significant component of other comprehensive income is the unrealized holding gains and losses on available-for-sale securities.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires reporting about operating segments, products and services, geographic areas and major customers. Its objective is to provide information about the different types of business activities and economic environments in which businesses operate. The first disclosures will be required in the Company's 1998 Annual Report. The Company does not expect substantial changes in its definition of segments.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. The Company has no pensions or postretirement benefits plans in place at this time. There is no impact on the Company's financial statements due to the issuance of this statement.

                        ALLEGIANT BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NOTE 1.  ACQUISITIONS:

      In August 1997, the Company acquired all the outstanding capital stock of Reliance Financial, Inc. in exchange for 599,126 shares of the Company's Common Stock. In September 1997, the Company purchased two bank branch offices from Roosevelt Bank. As part of the agreement, the Company assumed deposits of $96 million in exchange for loans of $3 million, premises and equipment of $1 million and cash of $84 million. Total goodwill and core deposit intangible assets recorded by the Company in connection with this acquisition was $8.8 million. Both acquisitions were recorded using the purchase method of accounting. Results of operations of companies and branches acquired in purchase business combinations are included from the date of acquisition.



      NOTE 2.  INVESTMENT SECURITIES:

      Debt and equity securities have been classified in the Consolidated Balance Sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows (in thousands):

                                                                    Securities Available-for-Sale
                                                                             December 31,
                                     -------------------------------------------------------------------------------------------
                                                          1997                                          1996
                                     --------------------------------------------   --------------------------------------------
                                                     Gross     Gross                                Gross      Gross
                                     Amortized    Unrealized Unrealized    Fair     Amortized     Unrealized Unrealized   Fair
                                       Cost          Gains     Losses      Value      Cost          Gains      Losses     Value
                                     ---------    ---------- ----------   -------   ---------     ---------- ----------  -------
U.S. government and
  agency securities                   $26,545        $106       $ (9)     $26,642    $15,432         $28        $(64)    $15,396
State and municipal securities            597          --         --          597         --          --          --          --
Mortgage-backed securities              9,243          33         (1)       9,275      1,939          71          --       2,010
Federal Home Loan Bank
  stock                                 7,033          --         --        7,033      4,462          --          --       4,462
Other equity securities                 1,371          --         --        1,371        205          --          --         205
                                      -------        ----       ----      -------    -------         ---        ----     -------
Total                                 $44,789        $139       ($10)     $44,918    $22,038         $99        ($64)    $22,073
                                      =======        ====       ====      =======    =======         ===        ====     =======

                                                                 Securities to be Held-to-Maturity
                                                                             December 31,
                                     -------------------------------------------------------------------------------------------
                                                          1997                                          1996
                                     --------------------------------------------   --------------------------------------------
                                                     Gross     Gross                                Gross      Gross
                                     Amortized    Unrealized Unrealized    Fair     Amortized     Unrealized Unrealized   Fair
                                       Cost          Gains     Losses      Value      Cost          Gains      Losses     Value
                                     ---------    ---------- ----------   -------   ---------     ---------- ----------  -------
U.S. government and
  agency securities                   $21,712        $ 50      ($131)    $21,631     $21,096        $ 35       ($229)   $20,902
State and municipal
  securities                              966          24         --         990       1,199          20          --      1,219
Mortgage-backed securities              9,273         253         (1)      9,525      16,192         227          --     16,419
                                      -------        ----      -----     -------     -------        ----       -----    -------
Total                                 $31,951        $327      ($132)    $32,146     $38,487        $282       ($229)   $38,540
                                      =======        ====      =====     =======     =======        ====       =====    =======

      Gross realized gains and gross realized losses on sale of securities available-for-sale were $15 thousand and $13 thousand, respectively, in 1997, and $56 thousand and $7 thousand, respectively, in 1996.

                          ALLEGIANT BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In 1997, the Bank transferred four separate pools of residential mortgages aggregating $7.1 million into an equivalent number of Federal National Mortgage Association ("FNMA") mortgage-backed securities. These investments were classified as available-for-sale at the same amount. There was no gain or loss recorded on the sale of these loans.

      In 1996, the Bank transferred seven separate pools of residential mortgages aggregating $9.2 million into an equivalent number of FNMA mortgage-backed securities. These investments were classified as held-to-maturity at the same amount. There was no gain or loss recorded on the sale of these loans.

      The scheduled maturities of securities held-to-maturity and securities (other than equity securities) available-for-sale at December 31, 1997 were as follows (in thousands):

                                                                      December 31, 1997
                                                 ------------------------------------------------------
                                                   Securities to be Held-              Securities
                                                         to-Maturity               Available-for-Sale
                                                 -------------------------        ---------------------
                                                 Amortized          Fair          Amortized      Fair
                                                   Cost             Value           Cost         Value
                                                 ---------         -------        ---------     -------
Due in one year or less                           $10,320          $10,327         $ 4,487      $ 4,485
Due from one year to five years                    11,952           11,870          21,558       21,657
Due from five years to ten years                      380              397             899          899
Due after ten years                                    26               27             198          198
                                                  -------          -------         -------      -------
   Subtotal                                        22,678           22,621          27,142       27,239
Mortgage-backed securities                          9,273            9,525           9,243        9,275
                                                  -------          -------         -------      -------
Total                                             $31,951          $32,146         $36,385      $36,514
                                                  =======          =======         =======      =======

      NOTE 3.  LOANS:

      The components of loans in the Consolidated Balance Sheets were as follows (in thousands):

                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                  1997                1996
                                                                --------            --------
Commercial                                                      $109,937            $ 75,129
Real estate                                                      331,416             196,107
Real estate construction                                          27,181               8,763
Installment and other                                             16,821              12,084
                                                                --------            --------
Total loans                                                      485,355             292,083
Net deferred loan fees, premiums and discounts                      (493)               (157)
Allowance for possible loan losses                                (5,193)             (3,100)
                                                                --------            --------
Net loans                                                       $479,669            $288,826
                                                                ========            ========

                          ALLEGIANT BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      An analysis of the change in the allowance for possible loan losses follows (in thousands):

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                         1997             1996
                                                                        ------           ------
Balance, beginning of period                                            $3,100           $2,130
Acquired subsidiary balance (Note 1)                                       403               --
Loans charged off                                                         (759)            (545)
Recoveries                                                                  52               67
                                                                        ------           ------
Net loans charged off                                                     (707)            (478)
Provision for possible loan losses                                       2,397            1,448
                                                                        ------           ------
Balance, end of year                                                    $5,193           $3,100
                                                                        ======           ======

      The recorded investment in loans that are considered to be impaired under SFAS No. 114, as amended by SFAS No. 118, was $559 thousand in 1997 and $147 thousand in 1996 (these impaired loans were all classified as non-accrual loans). The related allowance for these impaired loans was $86 thousand in 1997 and $41 thousand in 1996. The average balance of impaired loans during 1997 and 1996 was $353 thousand and $196 thousand, respectively. Interest income that would have been recognized for non-accrual loans was $57 thousand in 1997 and $18 thousand in 1996.

      The Company and the Bank have entered into transactions with their directors, significant shareholders and affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1997 and 1996 was $18.4 million and $15.5 million, respectively.

                          ALLEGIANT BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NOTE 4.  PREMISES AND EQUIPMENT:

      Components of premises and equipment at December 31, 1997 and 1996 were as follows (in thousands):

                                                                          December 31,
                                                                  ---------------------------
                                                                   1997                1996
                                                                  -------             -------
Land                                                              $ 2,618             $ 1,515
Bank premises                                                       5,019               2,542
Furniture, equipment and automobiles                                5,630               3,379
                                                                  -------             -------
Total cost                                                         13,267               7,436
Less accumulated depreciation                                      (2,466)             (1,922)
                                                                  -------             -------
Net book value                                                    $10,801             $ 5,514
                                                                  =======             =======

      NOTE 5.  MORTGAGE SERVICING RIGHTS:

      The components of mortgage servicing rights were as follows (in thousands):

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                          1997              1996
                                                                         ------            ------
Balance, beginning of period                                              $280              $212
Additions                                                                   13               103
Amortization
   Scheduled                                                               (71)              (35)
   Unscheduled                                                             (40)               --
                                                                          ----              ----
Balance, end of period                                                    $182              $280
                                                                          ====              ====

      As of December 31, 1997, the estimated fair value of the Company's capitalized mortgage servicing rights was in excess of its carrying value. Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayments, among other assumptions.

      NOTE 6.  INCOME TAXES:

      The Company's results include income tax expense as follows (in thousands):

                                     Year Ended December 31,
                                    -------------------------
                                     1997               1996
                                    ------             ------
Current                             $2,401             $1,457
Deferred                              (685)              (282)
                                    ------             ------
Total                               $1,716             $1,175
                                    ======             ======

                         ALLEGIANT BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are presented below (in thousands):

                                                                                December 31,
                                                                        ---------------------------
                                                                         1997                 1996
                                                                        ------               ------
Deferred tax assets:
   Reserve for possible loan losses                                     $1,536               $  852
   Deferred loan fees                                                      194                   52
   Deferred compensation                                                    74                   32
   Accrued expenses                                                         63                   41
   Mark-to-market securities adjustments                                    44                   12
   Other                                                                    72                   69
                                                                        ------               ------
Total deferred tax assets                                                1,983                1,107
                                                                        ------               ------
Deferred tax liabilities:
   Depreciation                                                           (461)                (226)
   Other                                                                   (29)                 (15)
                                                                        ------               ------
Total deferred tax liabilities                                            (490)                (241)
                                                                        ------               ------
Net deferred tax assets                                                 $1,493               $  776
                                                                        ======               ======

      A valuation allowance would be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. The Company has not established a valuation allowance as of December 31, 1997 or 1996, due to management's belief that all criteria for recognition have been met, including the existence of a history of taxes paid sufficient to support the realization of the deferred tax assets.

      Income tax expense as reported differs from the amounts computed by applying the statutory federal income tax rate to pre-tax income as follows (in thousands):

                                                                          Year Ended December 31,
                                                                         ------------------------
                                                                          1997              1996
                                                                         ------            ------
Computed expected tax expense                                            $1,405            $1,014
Tax-exempt income                                                           (38)              (19)
State and local income taxes, net of federal tax benefits                   258               143
Goodwill amortization                                                        24                23
Other, net                                                                   67                14
                                                                         ------            ------
Total tax expense                                                        $1,716            $1,175
                                                                         ======            ======

      NOTE 7.  SHORT-TERM BORROWINGS:

      Short-term borrowings were as follows (in thousands):

                                                                       December 31,
                                                                 -----------------------
                                                                   1997           1996
                                                                 -------         -------
Securities sold under agreements to repurchase                   $ 8,252         $11,637
Federal funds purchased                                            6,500              --
Federal Home Loan Bank advances                                   37,850          24,500
Other short-term borrowings                                          977              --
                                                                 -------         -------
Total short-term borrowings                                      $53,579         $36,137
                                                                 =======         =======

                         ALLEGIANT BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      As collateral for the FHLB advances, the Bank has entered into a blanket agreement that pledges first mortgage loans with principal balances aggregating 150% of the outstanding advances.

      NOTE 8.  LONG-TERM DEBT:

      Long-term debt consisted of the following at year-end (in thousands):

                                                                                    December 31,
                                                                             -------------------------
                                                                               1997             1996
                                                                             -------           -------
Note payable to a financial institution, interest
   payable quarterly at prime less one half of one percent (8%
   on December 31, 1997), principal payment of
   $6,000,000 payable on June 30, 1998, and the balance outstanding
   payable on December 31, 1999, secured by Bank stock                       $10,400           $ 4,400
Notes payable to FHLB, interest payable monthly at rates varying from 5.62% to 7.82%, principal balance due at maturity ranging from January 12, 1998 to October 15, 2003,
   secured by stock in FHLB and certain loans (Note 7)                         9,625             7,000
Subordinated debentures with certain shareholders,
   interest payable quarterly at prime plus 3% (with a minimum
   floor of 10%), maturing on May 31, 2002                                     3,250             3,263
                                                                             -------           -------
Total long-term debt                                                         $23,275           $14,663
                                                                             =======           =======

      Under the terms of the note payable to the financial institution, the Company and/or its subsidiaries are required to maintain certain financial ratios and are limited with respect to cash dividends, capital expenditures and the incurrence of additional indebtedness without prior approval.

      Common stock warrants of 144,224, exercisable at $6.61 per share, which were issued in connection with the subordinated debentures, remained outstanding at December 31, 1997.

      A summary of annual principal reductions of long-term debt as of December 31, 1997 is as follows (in thousands):

                                               Annual
                                             Principal
              Year                           Reductions
              ----                           ----------
              1998                            $ 9,000
              1999                              6,900
              2000                              2,000
              2001                                 --
              2002                              3,875
           Thereafter                           1,500
                                              -------
             Total                            $23,275
                                              =======

      NOTE 9.  COMMON STOCK:

      SFAS No. 128 required the reporting of two measurements of performance over the reporting periods. Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted income per share gives effect to all dilutive potential common shares that were outstanding during the

                         ALLEGIANT BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year. The shares used in the calculation of basic and diluted income per share are shown below (in thousands):

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                                1997          1996
                                                                              --------      ---------
Denominator for basic earnings per share - weighted average
   common shares outstanding                                                    3,735         2,749
Effect of dilutive securities:
   Stock options                                                                  270           306
   Warrants                                                                        66            36
                                                                                -----         -----
                                                                                  336           342
Denominator for diluted earnings per share - adjusted weighted average
   Common shares outstanding                                                    4,071         3,091
                                                                                =====         =====

      On September 19, 1997, the Company's Board of Directors declared a five-for-four stock split (in the form of a stock dividend) of the Company's Common Stock to shareholders of record on January 7, 1998, payable on January 21, 1998. Common Stock was credited and capital surplus was charged for the aggregate par value of the shares that were issued. The stated par value of each share was not changed from $.01.

      On September 19, 1996, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on January 2, 1997, payable on January 15, 1997. The transaction was valued based on the closing market price of the Company's Common Stock at the date of declaration.

      All per share data in this report has been restated to reflect the aforementioned stock split and stock dividend.

      NOTE 10.  EMPLOYEE BENEFITS:

      Pension Plan. The Company has a defined contribution pension plan in effect for substantially all full-time employees. Salaries and employee benefits expense include $39 thousand in 1997 and $30 thousand in 1996 for such plans. Contributions under the defined contribution plan are made at the discretion of Company management.

      Phantom Stock Plan. In December 1994, the Company's Board of Directors approved a Phantom Stock Plan for the President, under which the Company agreed to pay a cash award to the President of the Company based on the increase in book value on shares of Common Stock, from December 31, 1994 until the earlier of December 31, 1998 or the year immediately preceding the year the President's employment terminates. The annual provision under this plan for the years ended December 31, 1997 and 1996 was approximately $225 thousand and $55 thousand, respectively. Deferred compensation included in accrued expenses and other liabilities totaled $318 thousand and $93 thousand at December 31, 1997 and 1996, respectively.

      NOTE 11.  STOCK OPTION PLANS AND DIRECTORS STOCK PURCHASE PLAN

      The Company has reserved 1,454,000 shares of its Common Stock for the issuance under various stock option plans offered to certain key employees of the Company and its subsidiaries.

                         ALLEGIANT BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options are granted, by action of the Board of Directors, to acquire stock at 110% of fair market value at the date of the grant, for a term of up to ten years.

      At December 31, 1997, 670 thousand shares remained available for option grants under these programs. The following tables summarize option activity over the last two years and current options outstanding:

                                                                1997                                1996
                                                   ------------------------------       ------------------------------
                                                                       Weighted-                            Weighted-
                                                                        Average                              Average
                                                     Shares          Option Price        Shares           Option Price
                                                   ---------         ------------       --------          ------------
Outstanding, beginning of period                     576,656            $ 6.13           424,948            $ 4.58
Granted                                              236,894             11.04           158,538             10.25
Exercised                                           (170,483)             6.95            (6,554)             4.58
Canceled                                              (2,875)            12.00              (276)             9.60
                                                   ---------                            --------
Outstanding, end of period                           640,192              7.70           576,656              6.13
                                                   =========                            ========

Weighted-average fair value of
   options granted during the year                 $    2.74                            $   2.74
                                                   =========                            ========


                             Options Outstanding                                            Options Exercisable
-----------------------------------------------------------------------------         -------------------------------
                                                  Weighted
                                 Number           Average            Weighted             Number             Weighted
                            Outstanding at       Remaining           Average          Exercisable at         Average
      Range of               December 31,       Contractual          Exercise          December 31,          Exercise
   Exercise Price               1997               Life               Price                1997               Price
-----------------------------------------------------------------------------         -------------------------------
   $ 3.31 - $ 3.97             76,820           3.4 years            $ 3.62                76,820            $ 3.62
   $ 4.76 - $ 5.16            240,740           1.0 years              4.79               179,226              4.78
   $ 8.32 - $10.55            173,250           3.3 years              9.56               173,250              9.56
   $11.61 - $15.33            149,382           4.3 years             12.35                54,500             12.45
                              -------                                                     -------
   $ 3.31 - $15.33            640,192           2.7 years              7.70               483,796              7.20
                              =======                                                     =======

      The Company has a directors stock purchase plan whereby outside directors of the Company and its subsidiaries may elect to use their directors' fees to purchase Common Stock at market value. In 1997, 11 thousand shares were purchased at an average price of $12.89 and in 1996, 17 thousand shares were purchased at an average price of $8.72.

                         ALLEGIANT BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based upon the fair value of the grant date for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                Years Ended December 31,
                                                                            --------------------------------
                                                                             1997                      1996
                                                                            ------                    ------
Net income                   As reported                                    $2,415                    $1,808
                             Pro forma                                       1,988                     1,534

Basic earnings per share     As reported                                      0.65                      0.66
                             Pro forma                                        0.53                      0.56

Diluted earnings
   per share                 As reported                                      0.59                      0.58
                             Pro forma                                        0.49                      0.50

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                         Years ended December 31,
                                         ------------------------
                                           1997            1996
                                         --------        --------
Dividend yield                               .90%            .93%
Volatility                                 16.38           34.23
Risk-free interest rate                     6.44            6.41
Expected life                            5 years         5 years

                         ALLEGIANT BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NOTE 12.  COMMITMENTS AND CONTINGENCIES:

      Leases. The Bank leases various banking facilities under operating leases expiring at various dates through September 2012. These operating leases have options to renew. Future minimum lease payments required under operating leases which have initial or remaining non-cancelable terms in excess of one year as of December 31, 1997 were approximately as follows:

   Year Ended
   December 31,                             (in thousands)
   ------------                             --------------
      1998                                     $  160
      1999                                        166
      2000                                        183
      2001                                        193
      2002                                        175
   Thereafter                                   1,315
                                               ------
          Total minimum lease payments         $2,192
                                               ======

      Total rent expense amounted to approximately $210 thousand in 1997 and $149 thousand in 1996.

      NOTE 13.  CONCENTRATIONS OF CREDIT:

      Substantially all of the Bank's loans, commitments and commercial and standby letters of credit have been granted to customers in the Bank's market area. All such customers are depositors of the Bank. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are set forth in
Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

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

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                         ALLEGIANT BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A summary of the notional amounts of the Banks' financial instruments with off-balance-sheet risk at December 31, 1997 and 1996 follows:

                                                  1997                    1996
                                              -----------             -----------
  Commitments to extend credit                $84,604,000             $73,522,000
  Standby letters of credit                     3,868,000               1,310,000

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparts. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and real estate.

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

      The carrying amount and estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                    December 31, 1997             December 31, 1996
                                                 -----------------------       -----------------------
                                                 Carrying         Fair         Carrying         Fair
                                                  Amount         Value          Amount          Value
                                                 --------       --------       --------       --------
Financial Assets:
   Cash and due from banks, federal
      Funds sold and other
      overnight investments                      $ 16,472       $ 16,472       $ 18,329       $ 18,329
   Securities available-for-sale                   44,918         44,918         22,073         22,073
   Securities held-to-maturity                     31,951         32,146         38,487         38,540
   Loans                                          479,670        479,502        288,826        291,483

Financial Liabilities:
   Deposits                                      $484,641       $484,728       $308,670       $309,028
   Short-term borrowings                           53,579         53,663         36,137         36,137
   Long-term debt                                  23,275         23,817         14,663         14,785

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

      Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present credit worthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon and accordingly, the Company has not assigned a value to such instruments for the purposes of this disclosure.

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and

                         ALLEGIANT BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

      NOTE 15.  SIGNIFICANT FOURTH QUARTER EVENTS:

      Results for the fourth quarter of 1997 were negatively impacted by approximately $752 thousand in operating losses associated with several events that occurred within that period. The Company acquired two branches from a savings and loan in September 1997 (see Note 1). Although these branches were integrated into the Bank's existing systems upon being acquired, substantial difficulties were encountered because of the different operating policies and procedures followed between the organizations. Additionally, the increase in volumes from these two locations was significant and over burdened the soon to be replaced operational systems. A conversion of the Company's data processing system and upgrade in technology was already planned in early 1997 to occur in November 1997 in order to adequately manage the Bank's growth and to provide more financial product lines for its customers. This computer system conversion in November 1997 and the branch integration process further compounded the problems normally experienced in any major change of systems. Because of these events, the Company experienced impediments with reconciling internal accounts along with researching and clearing outstanding items. The variances that resulted total $752 thousand, which was charged to operating losses in the fourth quarter. Management believes that these losses are not systemic and were non-recurring in nature.

      NOTE 16.  REGULATORY MATTERS:

      The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agenices. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1997, the Company and the Bank met all capital adequacy requirements to which they are subject.

      As of June 30, 1997, the date of the most recent notification from the regulatory agencies, the Bank was categorized as well capitalized under the regulatory framework.

                         ALLEGIANT BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The actual and required capital amounts and ratios as of December 31, 1997 and 1996 for the Company and the Bank are listed in the following table (dollars in thousands):

                                                                                      TO BE WELL
                                                                                   CAPITALIZED UNDER
                                                             MINIMUM CAPITAL       PROMPT CORRECTIVE
                                          ACTUAL          ADEQUACY REQUIREMENTS    ACTION PROVISIONS
                                   -------------------    ---------------------    -----------------
                                    AMOUNT       RATIO       AMOUNT     RATIO      AMOUNT      RATIO
                                   --------      -----      --------    -----      ------      -----
As of December 31, 1997:

Total Capital
   (to Risk-Weighted Assets)
      Allegiant Bancorp, Inc.       $36,250      8.14%      $35,646     8.00%      $ N/A        N/A %
      Allegiant Bank                 39,820      9.35        34,081     8.00        42,601     10.00

Tier 1 Capital
   (to Risk-Weighted Assets)
      Allegiant Bancorp, Inc.        28,457      6.39        17,823     4.00         N/A        N/A
      Allegiant Bank                 35,237      8.27        17,040     4.00        25,560      6.00

Tier 1 Capital
   (to Average Assets)
      Allegiant Bancorp, Inc.        28,457      6.15        18,521     4.00         N/A        N/A
      Allegiant Bank                 35,237      7.76        18,156     4.00        22,695      5.00

As of December 31, 1996:

Total Capital
   (to Risk-Weighted Assets)
      Allegiant Bancorp, Inc.        22,213      8.55        20,784     8.00         N/A        N/A
      Allegiant Bank                 26,118     10.06        20,767     8.00        25,959     10.00

Tier 1 Capital
   (to Risk-Weighted Assets)
      Allegiant Bancorp, Inc.        15,850      6.10        10,393     4.00         N/A        N/A
      Allegiant Bank                 23,018      8.68        10,384     4.00        15,575      6.00

Tier 1 Capital
   (to Average Assets)
      Allegiant Bancorp, Inc.        15,850      4.38        14,475     4.00         N/A        N/A
      Allegiant Bank                 23,018      6.37        14,449     4.00        18,061      5.00


   Various Federal and state statutory provisions limit the amount of dividends the Bank can pay to the Company without regulatory approval. The approval of appropriate Federal or state bank regulatory agencies is required for any dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. The payment of dividends by the Bank also may be affected by other factors, such as the maintenance of adequate capital.


      NOTE 17. OTHER INCOME AND EXPENSES:

      A summary of the components of other income and other expenses exceeding one percent of revenues in any of the years presented is as follows:


                                                  Year Ended December 31,
                                                 -------------------------
                                                   1997             1996
                                                 -------           -------
                                                      (In thousands)
Mortgage banking revenue                         $ 1,300           $   312
Service charges on deposit accounts                  913               612
Leasing revenue                                      433                --
Salaries and employee benefits                     6,192             3,455
Furniture and equipment                              943               689
Operating losses                                     938               144
Occupancy                                            738               448
Supplies                                             428               202

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

            Information regarding the Company's directors is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Item 1. Election of Directors" and is incorporated herein by reference. Information regarding the Company's executive officers is contained in this report under Item 4A--"Executive Officers of the Registrant" and is incorporated herein by reference.

            Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

            Information regarding executive compensation is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Board of Directors and Committees," "Directors' Fees" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

            Information regarding security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

            Information regarding certain relationships and related transactions is contained in Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Certain Relationships and Related Transactions" and "Board of Directors and Committees," and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)   Exhibits:

      See Exhibit Index on page 57 hereto.

(b)   Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 19th day of March 1998.

                              ALLEGIANT BANCORP, INC.
                              (Registrant)



                              By  /s/ Marvin S. Wool
                                  ---------------------------------------------
                                  Marvin S. Wool, Chairman of the Board and
                                  Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                             Date
       ---------                           -----                             ----
/s/ Marvin S. Wool                 Chairman of the Board                March 19, 1998
------------------------------     and Chief Executive Officer
Marvin S. Wool



/s/ Shaun R. Hayes                 President and Director               March 19, 1998
------------------------------
Shaun R. Hayes



/s/ Sandra B. Friedman             Senior Vice President and            March 19, 1998
------------------------------     Chief Financial Officer
Sandy B. Friedman



/s/ Leland B. Curtis               Director                             March 19, 1998
------------------------------
Leland B. Curtis



/s/ Kevin R. Farrell               Director                             March 19, 1998
------------------------------
Kevin R. Farrell



/s/ Leon A. Feldman                Director                             March 19, 1998
------------------------------
Leon A. Feldman



/s/ C. Virginia Kirkpatrick        Director                             March 19, 1998
------------------------------
C. Virginia Kirkpatrick



/s/ Charles E. Polk                Director                             March 19, 1998
------------------------------
Charles E. Polk



/s/ John T. Straub                 Director                             March 19, 1998
------------------------------
John T. Straub



/s/ Lee S. Wielansky               Director                             March 19, 1998
------------------------------
Lee S. Wielansky



                                               EXHIBIT INDEX

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

 10.4       Third Amendment to Term Loan Agreement, dated as of November 26, 1996, by and between Mercantile
            Bank of St. Louis National Association and the Company, filed as Exhibit 10.4 to Registrant's
            Annual Report on Form 10-KSB for the year ended December 31, 1996 is hereby incorporated by reference.

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

 10.8       Lease Agreement, dated August 7, 1995, by and between Hilvin Investment Corporation and
            Allegiant Bank, is filed as Exhibit 10.8 to Registrant's Annual Report on form 10-KSB for the year ended December 31, 1996 is hereby incorporated by reference.

 10.9       Allegiant Bancorp, Inc. 1994 Stock Option Plan, filed as Exhibit 10.7 to Registrant's
            Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.<F*>

 10.10      Allegiant Bancorp, Inc. 1996 Stock Option Plan, filed as Exhibit 4.4 to Registrant's Form S-8
            (Reg. No. 0-26350) is hereby incorporated by reference.<F*>

 10.11      Allegiant Bancorp, Inc. Directors Stock Option Plan, filed as Exhibit 4.5 to Registrant's Form
            S-8 (Reg. No. 0-26350) is hereby incorporated by reference.<F*>

 10.12      Allegiant Bancorp, Inc. 1989 Stock Option Plan, filed as Exhibit 4.6 to Registrant's Form S-8
            (Reg. No. 0-26350) is hereby incorporated by reference.<F*>

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

 10.15      Agreement and Plan of Merger between the Registrant and Reliance dated as of March 20, 1997 filed on Exhibit 2.1 to the Registrant's Registration Statement on form S-4/A (Reg. No. 0-26433)
            is hereby incorporated by reference.

 10.16      Deposit Transfer and Asset Purchase Agreement, dated May 8, 1997, between Roosevelt Bank and
            Allegiant Bancorp, Inc., filed as Exhibit 10.15 to Registrant's Registration Statement on Form
            S-4/A (Reg. No. 0-26433) is hereby incorporated by reference.

 10.17      Deposit Transfer and Asset Purchase Agreement, dated May 8, 1997, between Roosevelt Bank and
            Allegiant Bancorp, Inc., filed as Exhibit 10.16 to Registrant's Registration Statement on Form S-4/A
            (Reg. No. 0-26433) is hereby incorporated by reference.


 21.1       Subsidiaries of the Registrant is filed herewith.

 23.1       Consent of BDO Seidman, L.L.P. is filed herewith.

 24.1       Power of Attorney (included on signature page hereto).

 27.1       Financial Data Schedule is filed herewith (December 31, 1997).

 27.2       Restated Financial Data Schedule (September 30, 1997). <F**>

 27.3       Restated Financial Data Schedule (June 30, 1997). <F**>

 27.4       Restated Financial Data Schedule (March 31, 1997). <F**>

 27.5       Restated Financial Data Schedule (December 31, 1996). <F**>

 27.6       Restated Financial Data Schedule (September 30, 1996). <F**>

 27.7       Restated Financial Data Schedule (June 30, 1996). <F**>

 27.8       Restated Financial Data Schedule (March 31, 1996). <F**>




--------------------

<F*>  Management contract or compensatory plan or arrangement.

<F**> Exhibits 27.2 through 27.8 represent previously filed Financial Data
      Schedules that have been restated to reflect the effects of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and to reflect the five-for-four stock split discussed in Note 9 to the Consolidated Financial Statements (included in Item 8). All amounts, except for the earnings per share amounts, are the same as previously reported.