Form 10-Q
period 1998-03-31
ALLEGIANT BANCORP INC
filed 1998-05-15
CIK 852642

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1998
                               ------------------------------------------------

                                      OR

        (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number                        0-26350
                       --------------------------------------------------------

                            ALLEGIANT BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Missouri                                43-1519382
------------------------------------    ---------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
        of incorporation or
           organization)

                               2122 Kratky Road
                           St. Louis, Missouri 63114
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (314) 692-8200
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       x  Yes       / / No

        Title of class of                         Number of shares
           common stock                   outstanding as of April 30, 1998
-----------------------------------    --------------------------------------
  Common stock, $0.01 par value                       5,144,335

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                              INDEX

                                                                                             Page
                                                                                             ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)                                                   3

            Consolidated Balance Sheets (Unaudited) -- March 31, 1998 and
            December 31, 1997                                                                  3

            Consolidated Statements of Income (Unaudited) -- Three Months
            Ended March 31, 1998 and 1997                                                      4

            Consolidated Statement of Shareholders' Equity (Unaudited) --
            Three Months Ended March 31, 1998                                                  5

            Consolidated Statements of Cash Flows (Unaudited) -- Three
            Months Ended March 31, 1998 and 1997                                               6

            Notes to Financial Statements                                                      7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operation                                                               8

            Overview                                                                           8

            Results of Operations                                                              9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                        19

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                 20

Item 2.     Changes in Securities and Use of Proceeds                                         20

Item 3.     Defaults Upon Senior Securities                                                   20

Item 4.     Submission of Matters to a Vote of Security Holders                               20

Item 5.     Other Information                                                                 20

Item 6.     Exhibits and Reports on Form 8-K                                                  20

SIGNATURES                                                                                    21

EXHIBIT INDEX                                                                                 22

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               March 31,        December 31,       March 31,
                                                                  1998              1997              1997
                                                               ---------        ------------       ---------
                                                                          (Dollars in thousands)
ASSETS:
------
Cash and due from banks                                         $ 12,890          $ 14,872          $ 10,692
Federal funds sold and other overnight investments                 7,940             1,600                25
Investment securities:
   Available-for-sale (at estimated market value)                 35,348            44,918            20,851
   Held-to-maturity (approximate market value of
     $22,999, $32,146 and $39,419 respectively)                   22,843            31,951            39,572
Loans, net of allowance for possible loan losses of
   $5,425, $5,193 and $3,456 respectively                        501,731           479,669           310,811
Bank premises and equipment, net of accumulated
   depreciation                                                   10,987            10,801             5,842
Accrued interest and other assets                                 12,377            10,837             1,832
Cost in excess of fair value of net assets acquired               13,484            13,589               476
                                                                --------          --------          --------
Total assets                                                    $617,600          $608,237          $390,101
                                                                ========          ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest-bearing                                         $ 44,262          $ 50,060          $ 31,294
   Interest-bearing                                              390,803           382,370           231,024
   Certificates of deposit of $100,000 or more                    44,711            52,211            48,505
                                                                --------          --------          --------
Total deposits                                                   479,776           484,641           310,823
                                                                --------          --------          --------
Short-term borrowings                                             51,038            53,579            41,275
Long-term borrowings                                              38,275            23,275            13,663
Accrued expenses and other liabilities                             5,494             4,671             2,204
                                                                --------          --------          --------
Total liabilities                                                574,583           566,166           367,965
                                                                --------          --------          --------
Commitments and contingencies

Shareholders' equity:
   Common Stock, $.01 par value - shares
     authorized, 7,800,000; issued and outstanding,
     5,140,000, 5,096,000 and $2,843,000 respectively                 51                51                28
   Capital surplus                                                39,770            39,504            21,248
   Retained earnings                                               3,060             2,431               906
   Net unrealized (depreciation) appreciation
     on securities available-for-sale                                136                85               (46)
                                                                --------          --------          --------
Total shareholders' equity                                        43,017            42,071            22,136
                                                                --------          --------          --------
Total liabilities and shareholders' equity                      $617,600          $608,237          $390,101
                                                                ========          ========          ========

See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                              ----------------------------
                                                                 1998              1997
                                                              ----------        ----------
                                                    (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans                                 $   11,142        $    6,566
   Investment securities                                           1,086               913
   Federal funds sold and overnight investments                       42                57
                                                              ----------        ----------
Total interest income                                             12,270             7,536
                                                              ----------        ----------

Interest expense:
   Interest on deposits                                            5,618             3,565
   Interest on short-term borrowings                                 564               527
   Interest on long-term debt                                        659               282
                                                              ----------        ----------
Total interest expense                                             6,841             4,374
                                                              ----------        ----------
Net interest income                                                5,429             3,162
Provision for possible loan losses                                   400               493
                                                              ----------        ----------
Net interest income after
   provision for possible loan losses                              5,029             2,669
                                                              ----------        ----------
Other income:
     Service charges and other fees                                1,097               636
     Net gain on sale of securities                                   12                 0
                                                              ----------        ----------
Total other income                                                 1,109               636
                                                              ----------        ----------

Other expenses:
   Salaries and employee benefits                                  2,314               994
   Occupancy and other operating expenses                          2,804             1,309
                                                              ----------        ----------
Total other expenses                                               5,118             2,303
                                                              ----------        ----------

Income before income taxes                                         1,020             1,002
Provision for income taxes                                           393               401
                                                              ----------        ----------

Net income                                                    $      627        $      601
                                                              ==========        ==========

Per share data:
Basic:
   Weighted average primary
     common shares outstanding                                 5,106,830         3,002,491
   Net income                                                 $      .12        $      .20

Diluted:
   Weighted average diluted
     common shares outstanding                                 5,527,022         3,287,126
   Net income                                                 $      .11        $      .18

See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                               Accumulated
                                                                                   Other
                                         Common     Capital     Retained      Comprehensive Comprehensive  Total Share-
                                          Stock     Surplus     Earnings          Income        Income    holders' Equity
                                          -----     -------     --------      ------------- ------------- ---------------
                                                                      (In thousands)
Balance December 31 1997                  $   51    $ 39,504     $ 2,433         $   85         $            $ 42,073
Net Income                                                           627                           627            627
Unrealized gain on available-for-sale
   securities net of reclassification
   adjustment (see below)                                                            51             51             51
                                                                                                ------
Comprehensive income                                                                            $  678
                                                                                                ======
Stock Dividend                                                                                                      0
Warrants Exercised                                         4                                                        4
New shares issued                                        141                                                      141
Options Exercised                                        121                                                      121
Dividends                                                                                                           0
                                          ------    --------     -------         ------                      --------
Balance March 31, 1998                    $   51    $ 39,770     $ 3,060         $  136                      $ 43,017
                                          ======    ========     =======         ======                      ========
Reclassification Adjustments

Unrealized gain on available-for-sale
   securities                                                                                       63
Less:  Reclassification adjustment for gains
   realized, included in net income                                                                (12)
                                                                                                ------

Net unrealized gains on securities                                                              $   51
                                                                                                ======





ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 ---------------------------
                                                                                   1998              1997
                                                                                 ---------         ---------
                                                                                        (In thousands)
OPERATING ACTIVITIES:
--------------------
   Net income                                                                    $     627         $     601
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                                   723               184
       Provision for loan losses                                                       400               493
       Loan recoveries                                                                   7                 4
       Deferred tax provision                                                          ---              (118)
       Changes in assets and liabilities:
         Accrued interest receivable and
           other assets                                                             (1,435)            2,130
         Other liabilities                                                             945               497
                                                                                 ---------         ---------
Cash provided by operating activities                                                1,267             3,791
                                                                                 ---------         ---------

INVESTING ACTIVITIES:
--------------------
   Proceeds from maturities of securities held to maturity                           9,111             3,525
   Purchase of investment securities held to maturity                                  ---            (4,610)
   Proceeds from maturities of securities available for-sale                         9,888             3,500
   Proceeds from sales of securities held available for-sale                         1,230               496
   Purchase of investments securities available for-sale                            (1,500)           (2,843)
   Loans made to customers, net of repayments                                      (22,700)          (22,482)
   Additions to premises and equipment                                                (676)             (497)
                                                                                 ---------         ---------

Cash provided by (used in) investing activities                                     (4,647)          (22,911)
                                                                                 ---------         ---------

FINANCING ACTIVITIES:
--------------------
   Net increase (decrease) in deposits                                              (4,865)            2,153
   Net proceeds from issuance of short-term debt                                    (2,541)            5,138
   Proceeds from issuance of long-term debt                                         15,000               ---
   Retirement of long-term debt                                                        ---            (1,000)
   Proceeds from issuance of Common Stock                                              266             5,269
   Payment of dividends                                                               (122)              (52)
                                                                                 ---------         ---------

Cash provided by (used in) financing activities                                      7,738            11,508
                                                                                 ---------         ---------

Net (decrease) increase in cash and cash equivalents                                 4,358            (7,612)
Cash and cash equivalents, beginning of period                                      16,472            18,329
                                                                                 ---------         ---------
Cash and cash equivalents, end of period                                         $  20,830         $  10,717
                                                                                 =========         =========

See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Allegiant Bancorp, Inc. (the "Company") and its subsidiaries: Allegiant Bank (the "Bank"); Allegiant Bank, FSB (the "Savings Bank" and, together with the Bank, the "Banks"); and Edge Mortgage Services, Inc. ("Edge"). Unless the context requires otherwise, a reference to the Company includes Allegiant Bancorp, Inc. and its subsidiaries.

      The consolidated balance sheet at March 31, 1998, the consolidated statements of income for the three months ended March 31, 1998 and 1997, the consolidated statement of shareholders' equity at March 31, 1998 and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited, but, in the opinion of management of the Company, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be obtained for the full year ending December 31, 1998.

Comprehensive Income

      As of January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have ben reclassified to conform to the requirements of Statement 130.

      During the first quarter of 1998 and 1997, total comprehensive income amounted to $678 thousand and $555 thousand, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

      This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and its subsidiaries. These forward looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans, and the reserve for loan losses, have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance, relating to work on developments or modifications to computer systems and to software, including work performed by suppliers or vendors, could affect Allegiant's future financial condition and operating results. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than an anticipated.

      The Company is a bank holding company that owns all of the capital stock of the Bank, a Missouri state-chartered bank, and the Savings Bank, a federal savings bank. The Company's banking subsidiaries provide personal and commercial banking and related financial services from 11 locations in the St. Louis Standard Metropolitan Statistical Area ("St. Louis SMSA"), the 16th largest metropolitan area in the United States, and three locations in Northeast Missouri. Allegiant Mortgage Company (the "Mortgage Company"), a wholly-owned subsidiary of the Bank, offers residential loans primarily to customers in the St. Louis SMSA. Edge, a wholly-owned subsidiary of the Company, offers residential loans to customers in the St. Louis SMSA who do not qualify under standard mortgage loan criteria.

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

Results of Operations

      Net income for the three-month period ended March 31, 1998 was $627 thousand compared to $601 thousand for the same period in 1997, an increase of 4.3%. Basic earnings per share declined to $0.12 for the first quarter of 1998 compared to $0.20 for the first quarter of 1997, a decline of 40.0%. Diluted earnings per share for the first quarter of 1998 were $0.11, down 38.9% from the first quarter of 1997 level of $0.18. The decline in earnings per share was due to the increase in average shares outstanding of 2,240,000 on a diluted basis. This 68.1% increase in average diluted shares resulted from two rights offerings in 1997 and additional Common Stock issued in connection with the Reliance Acquisition in 1997. Total assets at March 31, 1998 were $617.6 million, an increase of 58.3% compared to March 31, 1997 total assets of $390.1 million, and were up 1.5% from December 31, 1997 total assets. Total loans also increased substantially, growing to $501.7 million at March 31, 1998, compared to $310.8 million at March 31, 1997 and $479.8 million at December 31, 1997. Total deposits were $479.8 million at March 31, 1998, up 54.4% from March 31, 1997 and down 1.0% from December 31, 1997. March 31, 1998 shareholders' equity increased to $43.0 million, up 94.3% compared to March 31, 1997 and 2.3% compared to year-end 1997.

Net Interest Income

      Net interest income increased $2.3 million in the first quarter of 1998 to $5.4 million compared to $3.2 million in the first quarter of 1997. The interest margin for the first quarter of 1998 was up 27 basis points to 3.76% compared to 3.49% in the first quarter of 1997. The change in the interest rate spread was similar, an increase in the first quarter of 1998 of 28 basis points to 3.28% compared to 3.00% in the first quarter of 1997. Both of these increases were primarily the result of earning asset yields improving by 18 basis points between comparable quarters while the cost of interest-bearing liabilities declined 10 basis points. First quarter of 1998 loan yields were comparable to the first quarter of 1997, increasing by 2 basis points. However, the increase in the ratio of loans to total earning assets improved to 87.5% in the first quarter of 1998 compared to 82.4% in the first quarter of 1997. With substantially more of the Company's earning assets consisting of loans, the overall yield on earning assets improved. Additionally, improved yields on the securities portfolio also had a minor impact on improving the earning asset yield. The decline in the cost of interest-bearing liabilities was a result of decreased short-term borrowing costs and lower rates paid on money market and NOW accounts, which were partially offset by higher certificate of deposits costs.

      As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, significant changes in all balance sheet categories resulted from both internal growth and growth due to acquisitions. The following discussion should be read with reference to the aforementioned annual report.

      Average earning assets increased to $577.8 million in the first quarter of 1998 compared to $362.9 million in the first quarter of 1997. Compared to the fourth quarter of 1997, average earning assets grew approximately $46.0 million. Average loans grew significantly during the first quarter of 1998, increasing $206.8 million, or 69.2%, from the first quarter of 1997 and $51.3 million, or 11.3%, from the fourth quarter of 1997. The majority of this loan growth for the comparable periods was concentrated in real estate mortgage loans on one- to four-family properties. In comparing the first quarter of 1998 with the first quarter of 1997, investment securities increased $8.8 million, or 14.6%. Management of the Company decreased the level of investment securities by $2.5 million in the first quarter of 1998 from the fourth quarter of 1997 level of $71.3 million in order to help fund additional loan volume. Average total deposits increased to $481.5 million in the first quarter of 1998, up $176.6 million, or 57.9%, compared to the first quarter of 1997. Average deposits for the first quarter of 1998 also increased by $3.5 million compared to the fourth quarter of 1997. Total interest-bearing liabilities increased $196.0 million, or 59.6%, in the first quarter of 1998 compared to the first quarter of 1997, totaling $525.2 million compared to $329.2 million, respectively.
In comparing the two quarters, all categories of average interest-bearing liabilities showed large increases. Money market and NOW account balances increased 38.7%, savings deposits increased 174.4%, certificates of deposit increased 62.1%, short-term borrowings increased 41.4% and long-term borrowings increased 151.4%. Average non-interest-bearing demand deposits also substantially increased $17.7 million, or 62.8%, in the first quarter of 1998 compared to the first quarter of 1997. Average non-interest-bearing liabilities increased $29.6 million, or 6.0%, during the first quarter of 1998 as compared to the fourth quarter of 1997. The increases in short-term and long-term borrowings were due to the Company taking advantage of favorable borrowing rates from the Federal Home Loan Bank (FHLB). The incremental borrowing rates were substantially below the rates at which the Company could have raised deposits and represented an opportunity to obtain cost effective funds on a term basis.

      The following table sets forth the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported:

                      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                         Three Months Ended March 31,
                                              -------------------------------------------------------------------------------
                                                                1998                                  1997
                                              ---------------------------------------   -------------------------------------
                                              Average     Int. Earned/      Yield/      Average    Int. Earned/     Yield/
                                              Balance       Expense      Rate<F1><F2>   Balance      Expense     Rate<F1><F2>
                                              -------       -------      ------------   -------      -------     ------------
                                                                           (Dollars in thousands)
Assets:
Interest-earning assets:
Loans <F1>                                   $ 505,618      $ 11,142         8.81%     $ 298,820      $ 6,566       8.79%
Taxable investment securities                   67,330         1,072         6.37         58,841          880       5.98
Non-taxable investment securities                1,478            14         3.79          1,173           15       5.12
Federal funds sold                               3,407            42         4.93          4,047           75       7.41
                                             ---------      --------                   ---------      -------
   Total interest-earning assets               577,833        12,270         8.49        362,881        7,536       8.31
                                             ---------      --------                   ---------      -------

Non-interest-earning assets:
Cash and due from banks                          9,876                                     8,384
Bank premises and equipment                     10,615                                     5,335
Other assets                                    28,650                                     5,190
Reserve for possible loan losses                (5,349)                                   (3,177)
                                             ---------                                 ---------
   Total assets                              $ 621,625                                 $ 378,613
                                             =========                                 =========

Liabilities and shareholders' equity:
Interest-bearing liabilities:
Money market/NOW accounts                    $ 116,030      $  1,186         4.09      $  83,665      $   886       4.25
Savings deposits                                16,322           109         2.67          5,949           44       2.96
Certificates of deposit                        233,878         3,356         5.74        129,833        1,859       5.73
Certificates of deposit
   over $100,000                                48,988           672         5.49         48,068          640       5.33
IRA certificates                                20,423           295         5.78          9,206          136       5.91
                                             ---------      --------                   ---------      -------
   Total interest-bearing deposits             435,641         5,618         5.16        276,721        3,565       5.15
                                             ---------      --------                   ---------      -------

Federal funds purchased, repurchase
   agreements, and other short-term
   borrowings                                   54,429           564         4.14         38,500          527       5.48
Long-term borrowings                            35,163           659         7.50         13,985          282       8.07
                                             ---------      --------                   ---------      -------
   Total interest-bearing liabilities          525,233         6,841         5.21        329,206        4,374       5.31
                                             ---------      --------                   ---------      -------

Non-interest-bearing liabilities:
Demand deposits                                 45,846                                    28,166
Other liabilities                                8,002                                     1,998
Shareholders' equity                            42,544                                    19,243
                                             ---------                                 ---------
   Total liabilities and
     shareholders' equity                    $ 621,625                                 $ 378,613
                                             =========                                 =========
   Net interest income                                      $  5,429                                  $ 3,162
                                                            ========                                  =======
   Net interest margin                                                       3.76                                   3.49


---------------
<F1> Interest on non-accruing loans is not included for purposes of calculating yields.
<F2> All yields are annualized.

      The composition of the investment portfolio is summarized as follows:

                                         INVESTMENT SECURITIES PORTFOLIO

                                                                March 31,        December 31,       March 31,
                                                                   1998              1997              1997
                                                                ---------        ------------       ---------
                                                                                (In thousands)
United States Treasury securities                                $ 9,486           $ 9,478           $ 8,955
Obligations of United States government agencies                  38,446            57,295            45,663
Federal Home Loan Bank stock                                       7,033             7,033             4,462
States and political subdivisions                                  1,563             1,563             1,173
Less unrealized gain on securities held
   available-for-sale                                                215               129               (69)
Other                                                              1,448             1,371               239
                                                                 -------           -------           -------
Total investment securities                                      $58,191           $76,869           $60,423
                                                                 =======           =======           =======

      The composition of the loan portfolio is summarized as follows:

                                                  LENDING AND CREDIT MANAGEMENT<F1>

                                              March 31,                 December 31,                   March 31,
                                                1998                        1997                         1997
                                         --------------------       ---------------------         --------------------
                                                     Percent                     Percent                      Percent
                                                     of Total                    of Total                     of Total
                                         Amount        Loans        Amount         Loans          Amount        Loans
                                         ------      --------       ------       --------         ------      --------
                                                                  (Dollars in thousands)
Commercial, financial,
   agricultural municipal and
   industrial development               $ 93,888       18.51%      $109,937        22.67%        $ 81,162       25.83%
Real estate--construction                 26,622        5.25         27,181         5.60           10,938        3.48
Real estate--mortgage
   One- to four-family                   224,758       44.32        195,964        40.42          132,730       42.23
   Multi-family and commercial           145,808       28.75        135,452        27.94           76,810       24.44
   Consumer and other                     16,605        3.27         16,821         3.47           12,789        4.07
Less unearned income                        (525)      (0.10)          (493)       (0.10)            (162)       (.05)
                                        --------      ------       --------       ------         --------      ------
   Total loans(1)                       $507,156      100.00%      $484,862       100.00%        $314,267      100.00%
                                        ========      ======       ========       ======         ========      ======

---------------
<F1> The Bank had no outstanding foreign loans at the dates reported.

      The following table summarizes deposit activity:

                                                   DEPOSIT LIABILITY COMPOSITION

                                              March 31,                 December 31,                   March 31,
                                                1998                        1997                         1997
                                         ---------------------      ----------------------        ---------------------
                                                      Percent                     Percent                      Percent
                                                      of Total                    of Total                     of Total
                                         Amount       Deposits      Amount        Deposits        Amount       Deposits
                                         ------       --------      ------        --------        ------       --------
                                                                    (Dollars in thousands)
Demand deposits                         $ 44,262        9.23%      $ 50,060        10.33%        $ 31,294       10.07%
NOW accounts                              19,066        3.97         18,448         3.81           11,957        3.85
Money market accounts                    101,859       21.23         97,408        20.10           73,269       23.57
Savings deposits                          16,666        3.47         16,157         3.33            6,152        1.98
Certificates of deposit                  233,120       48.59        231,601        47.79          130,024       41.83
Certificates of deposit
   over $100,000                          44,711        9.32         52,211        10.77           48,505       15.61
IRA certificates                          20,092        4.19         18,756         3.87            9,622        3.10
                                        --------      ------       --------       ------         --------      ------
   Total deposits                       $479,776      100.00%      $484,641       100.00%        $310,823      100.00%
                                        ========      ======       ========       ======         ========      ======

      The following table summarizes, for the periods indicated, activity in the Bank's allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

                                SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION--ALLOCATION
                                                  OF THE ALLOWANCE FOR LOAN LOSSES

                                                                                   Three Months Ended March 31,
                                                                                 ---------------------------------
                                                                                   1998                    1997
                                                                                 ---------               ---------
                                                                                       (Dollars in thousands)

Allowance for possible loan losses
   (beginning of period)                                                         $   5,193               $   3,100
Loans charged off:
   Commercial, financial, agricultural,
     municipal and industrial development                                             (105)                    (78)
   Real estate--mortgage                                                               (49)                    (12)
   Installment--and consumer                                                           (17)                    (51)
   Other loans                                                                          (4)                     --
                                                                                 ----------              ---------
Total loans                                                                           (175)                   (141)
                                                                                 ---------               ---------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
     municipal and industrial development                                                1                       0
   Real estate--mortgage                                                                 0                       0
   Installment and consumer                                                              1                       4
   Other loans                                                                           5                       0
                                                                                 ---------               ---------
Total recoveries                                                                         7                       4
                                                                                 ---------               ---------

Net loans charged off                                                                 (168)                   (137)
                                                                                 ---------               ---------
Provision for possible loan losses                                                     400                     493
                                                                                 ---------               ---------
Allowance for possible loan losses (end of period)                               $   5,425               $   3,456
                                                                                 =========               =========
Loans outstanding:
   Average                                                                       $ 505,619               $ 298,820
   End of period                                                                   507,156                 314,267

Ratios:
   Net charge-offs to average loans outstanding                                        .03%                    .05%
   Net charge-offs to provision for loan losses                                      42.00                   27.79
   Provision for loan losses
     to average loans outstanding                                                      .08                     .16
   Allowance for loan loss to total loans outstanding                                 1.07                    1.10

Allocation for possible loan losses at end of period:
   Commercial, financial, agricultural,
     municipal and industrial development                                        $   1,248               $   1,402
Real estate--construction                                                              303                     125
   Residential real estate loans, first deeds of trust                               2,159                     817
   Installment loans to individuals                                                    130                     145
   All other loans                                                                      33                       0
   Unallocated                                                                       1,552                     967
                                                                                 ---------               ---------

Total                                                                            $   5,425               $   3,456
                                                                                 =========               =========

      The provision for loan losses for the first three months of 1998 was $400 thousand compared to $493 thousand for the first three months of 1997.
Net charge-offs totaled $168 thousand for the first three months of 1998 compared to $137 thousand for the first three months of 1997. Net charge-offs to average loans outstanding for the first quarter of 1998 was .03% compared to
 .05% for the first quarter of 1997. The annualized first quarter rate of 12 basis points compares favorably with the low 19 basis points charged off during 1997. The allowance for loan losses to total loans was 1.04% at March 31, 1998 compared to 1.10% at March 31, 1997 and 1.07% at December 31, 1997. The Company evaluates the allowance for loan losses on an ongoing basis to ensure the timely charge-off of loans and to determine the overall adequacy of the allowance. Based on the evaluation process, the Company believes that its reserve is adequate to absorb future potential losses.

                                     RISK ELEMENTS--NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                      March 31,       December 31,        March 31,
                                                                         1998             1997               1997
                                                                      ---------       ------------        ---------
                                                                                  (Dollars in thousands)
Commercial, financial, agricultural and all other loans:
   Past due 90 days or more                                           $      0          $    341          $     12
   Nonaccrual                                                              319               360               386
   Restructured terms                                                        0                 0                 0

Real estate--construction:
   Past due 90 days or more                                                  0                 0               114
   Nonaccrual                                                               24               108                71
   Restructured terms                                                        0                 0                 0

Real estate--mortgage:
   Past due 90 days or more                                                491               456                71
   Nonaccrual                                                              113                70                55
   Restructured terms                                                        0                 0                 0

Installment loans to individuals:
   Past due 90 days or more                                                 30                21                 0
   Nonaccrual                                                               14                21                58
   Restructured terms                                                        0                 0                 0
                                                                      --------          --------          --------
Total non-performing loans:                                           $    991          $  1,377          $    767
                                                                      ========          ========          ========

Ratios:
   Non-performing loans to total loans outstanding                        0.20%             0.28%             0.24%
   Non-performing assets to total assets                                  0.23              0.23              0.20
   Non-performing loans to shareholders' equity                           2.30              3.26              3.46
   Reserve for possible loan losses to total loans                        1.07              1.07              1.10
   Reserve for possible loan losses
     to non-performing loans                                            547.43            377.12            450.59

      The following table sets forth the Company's summary consolidated non-interest income and expense for the periods indicated:

                                            NON-INTEREST INCOME AND NON-INTEREST EXPENSE


                                                                                     Three Months Ended March 31,
                                                                                   -------------------------------
                                                                                     1998                    1997
                                                                                   -------                 -------
                                                                                            (In thousands)

Non-interest income:

Service charges on deposit accounts                                                $   253                 $   147
Securities gains (losses)                                                               12                       0
Other non-interest income                                                              844                     489
                                                                                   -------                 -------

   Total non-interest income                                                       $ 1,109                 $   636
                                                                                   =======                 =======

Non-interest expense:

Salaries and employee benefits                                                     $ 2,314                 $   994
Occupancy expense                                                                      403                     172
Furniture and equipment                                                                431                     207
Supplies                                                                               147                      56
Postage                                                                                112                      28
Professional fees                                                                      125                     139
Advertising                                                                            144                      38
Operating lease expenses                                                               295                      48
Intangible amortization                                                                233                      35
Other non-interest expense                                                             914                     586
                                                                                   -------                 -------

   Total non-interest expense                                                      $ 5,118                 $ 2,303
                                                                                   =======                 =======

Non Interest Income



      Non-interest income increased 74.4% in the first quarter of 1998 compared to the first quarter of 1997, totaling $1.109 million compared to $636 thousand. Service charges on deposits increased 72.1%, totaling $253 thousand for the three months ended March 31, 1998 compared to $147 thousand for the three months ended March 31, 1997. This increase was due to the significant increase in the number of deposit accounts from acquisitions completed during 1997. Other income increased 75.1% in the first quarter of 1998 compared to the first quarter of 1997. Mortgage fees for the three months ended March 31, 1998 were $622 thousand compared to $318 thousand for the three months ended March 31, 1997. This increase was due to a favorable interest rate environment and a continued expansion of new and existing home sales in the Company's market areas. Fees from the sale of investment products, which was begun during the second quarter of 1997 totaled $68 thousand for the three months ended March 31, 1998.

Non Interest Expense

      Salary and employee benefits expense increased $1.320 million, or 132.8%, reaching $2.314 million for the three months ended March 31, 1998 compared to $994 thousand for the three months ended March 31, 1997. This increase was due to the planned expansion of the Company during 1997 which added seven additional locations and almost doubled the asset size of the Company. Full-time equivalent employees (FTE) increased to 255 during the first quarter of 1998 compared to 137 during the first quarter of 1997.
Total annualized cost per FTE increased to $36,298 for the three months ended March 31, 1998 compared to $29,022 for the comparable period of 1997 as a result of the Company recruiting additional executive, sales and support personnel to manage the larger organization.

      Net occupancy expenses totaled $403 thousand for the three months ended March 31, 1998 compared to $172 thousand for the three months ended March 31, 1997. This increase was due to the additional sales locations opened or acquired during 1997, as well as the additional expense associated with locating the Company's executive and support functions to a new location.
The increases in furniture and equipment costs, postage and supplies also were directly related to the additional locations mentioned above, as well as expenditures made to upgrade the Company's computer operating systems.

      Advertising costs were $144 thousand for the first quarter of 1998 compared to $38 thousand for the first quarter of 1997. This increase reflected management's decision to commit more resources to promoting the substantially larger organization. The level of advertising expense is expected to be lower for the remainder of 1998 as most of the advertising campaigns have been developed for the year.

      Operating lease expenses increased to $295 thousand for the first quarter of 1998, up $247 thousand from $48 thousand for the first quarter of 1997. The large increase was due to the Company's expansion into the consumer leasing business during 1997 with substantial growth occurring in the latter half of 1997.

      Intangible amortization increased to $233 thousand for the three months ended March 31, 1998 compared to $35 thousand as compared to the same period of 1997. The increased amortization was the direct result of purchase acquisitions which occurred during the second half of 1997.

      The increase in other expenses was generally related to the increased customer base, locations and employees existing during the first quarter of 1998 compared to the first quarter of 1997.

      The Company's efficiency ratio was 78.3% at March 31, 1998 compared to 60.6% at March 31, 1997. While revenues have increased substantially, operating expenses have increased ahead of expected revenue increases. The Company is committed to improving its overall efficiency by continuing to emphasize revenue growth while maintaining or decreasing its current level of operating expenses.

Capital Resource And Liquidity

      As mentioned in the discussion of net interest income, interest-bearing deposits and borrowed funds increased substantially from the prior year's first quarter and from the fourth quarter of 1997. Growth in these funding sources has kept pace with growth in earning assets for the same periods. While the Company's long-term objective is to increase the level of core deposits, in the short term the Company believes that utilizing FHLB advances is often the most cost effective and efficient means of acquiring funds while maintaining profitability. The Company continues to have available outside resources to handle temporary liquidity needs.

      The Company's equity position was significantly strengthened by two rights offerings in 1997 and by the shares of Common Stock issued in connection with the Reliance Acquisition during 1997. At March 31, 1998, total shareholders' equity was $43.017 million, an increase of 94.3% from the first quarter of 1997 and an increase of 2.3% from December 31, 1997. The Company remains committed to maintaining a strong equity base through earnings retention and controlled asset growth.

      Regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk weighted assets and that total capital equal or exceed 8.00% of risk weighted assets. At March 31, 1998 and December 31, 1997, the Company's Tier 1 capital was 6.52% and 6.39%, respectively, and total risk based capital was 8.29% and 8.14%, respectively. The minimum required ratio of Tier 1 capital to total assets, or leverage ratio, is 3.00%. At March 31, 1998 and December 31, 1997, the Company's leverage ratios were 4.84% and 6.15%, respectively.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

      Not applicable.

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:
            See Exhibit Index on page 21 hereto.

      (b)   Reports on Form 8-K:
            The Company did not file any Current Reports on Form 8-K for the quarter ended March 31, 1998.

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signed this report in her dual responsibilities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.



                                    ALLEGIANT BANCORP, INC.
                                        (Registrant)



May 13, 1998                        By: /s/ Sandra L. Friedman
                                        ---------------------------------------
                                        Sandra L. Friedman, Senior Vice
                                        President and Chief Financial Officer

                                 EXHIBIT INDEX

Ex. No.     Description
-------     -----------
27.1        Financial Data Schedule for the quarter ended March 31, 1998.

27.2        Restated Financial Data Schedule for the quarter ended March 31, 1997.