Form 10-Q
period 1998-06-30
ALLEGIANT BANCORP INC
filed 1998-08-14
CIK 852642

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1998
                               ------------------------------------------------

                                      OR

        (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------------ to --------------------


Commission file number                         0-26350
                       --------------------------------------------------------

                              ALLEGIANT BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             MISSOURI                                43-1519382
-----------------------------------    ----------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.            /X/  Yes    / /  No

         Title of class of                        Number of shares
            common stock                   outstanding as of July 31, 1998
-----------------------------------      -----------------------------------
   Common stock, $0.01 par value                      5,209,395
                                                      ---------

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                     INDEX

                                                                                      Page
                                                                                      ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                                        3

            Consolidated Balance Sheets (Unaudited)--June 30, 1998 and 1997
            and December 31, 1997                                                       3

            Consolidated Statements of Income (Unaudited)--Three Months and
            Six Months Ended June 30, 1998 and 1997                                     4

            Consolidated Statement of Shareholders' Equity (Unaudited)--Six
            Months Ended June 30, 1998                                                  5

            Consolidated Statements of Cash Flows (Unaudited)--Six Months
            Ended June 30, 1998 and 1997                                                6

            Notes to Consolidated Financial Statements                                  7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                       8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 21

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                          22

Item 2.     Changes in Securities and Use of Proceeds                                  22

Item 3.     Defaults Upon Senior Securities                                            22

Item 4.     Submission of Matters to a Vote of Security Holders                        22

Item 5.     Other Information                                                          23

Item 6.     Exhibits and Reports on Form 8-K                                           23

SIGNATURES                                                                             24

EXHIBIT INDEX                                                                          25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          June 30,        December 31,        June 30,
                                                                            1998              1997              1997
                                                                          --------        ------------        --------
                                                                            (Dollars in thousands, except share data)
ASSETS:
------
Cash and due from banks                                                   $ 15,340          $ 14,872          $  9,144
Federal funds sold and other overnight investments                           5,315             1,600             1,000
Investment securities:
     Available-for-sale (at estimated market value)                         58,297            44,918            22,649
     Held-to-maturity (approximate market value of
         $19,711, $32,146, and $39,482, respectively)                       19,597            31,951            39,749
Loans, net of allowance for possible loan losses of
     $5,633, $5,193, and $3,976, respectively                              478,011           479,669           343,658
Bank premises and equipment, net of accumulated
     depreciation                                                           11,229            10,801             5,883
Accrued interest and other assets                                           13,281            10,837             4,936
Cost in excess of fair value of net assets acquired                         13,249            13,589               462
                                                                          --------          --------          --------
Total assets                                                              $614,319          $608,237          $427,481
                                                                          ========          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Deposits:
     Non-interest bearing                                                 $ 48,685          $ 50,060          $ 34,928
     Interest bearing                                                      396,233           382,370           235,235
     Certificates of deposit of $100,000 or more                            38,630            52,211            44,854
                                                                          --------          --------          --------
Total deposits                                                             483,548           484,641           315,017
                                                                          --------          --------          --------
Short-term borrowings                                                       40,890            53,579            74,214
Long-term borrowings                                                        40,775            23,275            13,663
Accrued expenses and other liabilities                                       5,066             4,671             1,729
                                                                          --------          --------          --------
Total liabilities                                                          570,279           566,166           404,623
                                                                          --------          --------          --------

Shareholders' equity:
     Common Stock, $0.01 par value - shares
         authorized, 7,800,000; issued and outstanding,
         5,184,000, 5,096,000 and 2,846,000, respectively                       52                51                30
     Capital surplus                                                        40,070            39,504            21,279
     Retained earnings                                                       3,860             2,431             1,579
     Accumulated other comprehensive income                                     58                85               (30)
                                                                          --------          --------          --------
Total shareholders' equity                                                  44,040            42,071            22,858
                                                                          --------          --------          --------
Total liabilities and shareholders' equity                                $614,319          $608,237          $427,481
                                                                          ========          ========          ========

See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                  June 30,
                                                                    -----------------------    -----------------------
                                                                       1998         1997          1998        1997
                                                                    ----------   ----------    ----------   ----------
                                                                         (Dollars in thousands, except share data)
INTEREST INCOME:
     Interest and fees on loans                                     $   11,177   $    7,401    $   22,319   $   14,080
     Investment securities                                                 969          926         2,055        1,840
     Federal funds sold and overnight investments                          142           10           184           66
                                                                    ----------   ----------    ----------   ----------
Total interest income                                                   12,288        8,337        24,558       15,986
                                                                    ----------   ----------    ----------   ----------

INTEREST EXPENSE:
     Interest on deposits                                                5,643        3,619        11,261        7,184
     Interest on short-term borrowings                                     693          642         1,257        1,169
     Interest on long-term debt                                            716          364         1,375          646
                                                                    ----------   ----------    ----------   ----------
Total interest expense                                                   7,052        4,625        13,893        8,999
                                                                    ----------   ----------    ----------   ----------
Net interest income                                                      5,236        3,712        10,665        6,987
Provision for possible loan losses                                         315          628           715        1,121
                                                                    ----------   ----------    ----------   ----------
Net interest income after
     provision for possible loan losses                                  4,921        3,084         9,950        5,866
                                                                    ----------   ----------    ----------   ----------

OTHER INCOME:
     Service charges and other fees                                      2,130          556         3,227        1,079
     Net gain on sale of securities                                         46            -            58            -
                                                                    ----------   ----------    ----------   ----------
Total other income                                                       2,176          556         3,285        1,079
                                                                    ----------   ----------    ----------   ----------

OTHER EXPENSES:
     Salaries and employee benefits                                      2,261        1,335         4,575        2,329
     Occupancy and other operating expenses                              3,034        1,140         5,838        2,449
                                                                    ----------   ----------    ----------   ----------
Total other expenses                                                     5,295        2,475        10,413        4,778
                                                                    ----------   ----------    ----------   ----------

Income before income taxes                                               1,802        1,165         2,822        2,167
Provision for income taxes                                                 725          465         1,118          866
                                                                    ----------   ----------    ----------   ----------

Net income                                                          $    1,077   $      700    $    1,704   $    1,301
                                                                    ==========   ==========    ==========   ==========

Per share data:
Basic:
     Weighted average basic
         common shares outstanding                                   5,168,111    3,555,319     5,137,471    3,278,905
     Net income                                                     $     0.21   $     0.20    $     0.33   $     0.40
                                                                    ----------   ----------    ----------   ----------

Diluted:
     Weighted average diluted
         common shares outstanding                                   5,595,836    3,875,634     5,561,429    3,581,380
     Net income                                                     $     0.19   $     0.18    $     0.31   $     0.36
                                                                    ----------   ----------    ----------   ----------

See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                Accumulated
                                                                                   Other
                                                   Common  Capital    Retained  Comprehensive   Total Share-  Comprehensive
                                                   Stock   Surplus    Earnings     Income     holders' Equity    Income
                                                   ------  -------    --------  ------------- --------------- -------------
                                                                          (Dollars in thousands)

Balance December 31, 1997                          $  51   $39,504    $2,431        $ 85         $42,071         $    -
Net income                                                             1,704                       1,704          1,704
Unrealized gain on available-for-sale securities
     net of reclassification
     adjustment (see below)                                                          (27)            (27)           (27)
                                                                                                                 ------
Comprehensive income                                                                                             $1,677
                                                                                                                 ======
Stock dividend
Warrants exercised                                              20                                    20
New shares issued                                              141                                   141
Options exercised                                      1       405                                   406
Dividends                                                               (275)                       (275)
                                                   -----   -------    ------        ----         -------
Balance June 30, 1998                              $  52   $40,070    $3,860        $ 58         $44,040
                                                   =====   =======    ======        ====         =======

Reclassification Adjustments

Unrealized gain on available-for-sale securities                                       8
Less:  Reclassification adjustment for gains
     realized, included in net income                                                (35)
                                                                                    ----

Net unrealized gains on securities                                                  $(27)
                                                                                    ====

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                            -----------------------
                                                                              1998           1997
                                                                            --------       --------
                                                                             (Dollars in thousands)
OPERATING ACTIVITIES:
--------------------
     Net income                                                             $  1,704       $  1,301
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                    2,132            692
              Provision for loan losses                                          715          1,121
              Gain on sale of mortgage loans                                    (608)             -
              Gain on sale of securities available for sale                      (58)             -
              Changes in assets and liabilities:
                  Accrued interest receivable and
                       other assets                                             (388)        (1,132)
                  Other liabilities                                              326             32
                                                                            --------       --------

Cash provided by operating activities                                          3,823          2,014
                                                                            --------       --------

INVESTING ACTIVITIES:
--------------------
     Proceeds from maturities of securities held to maturity                  12,354          8,451
     Purchase of investment securities held to maturity                            -         (9,613)
     Proceeds from maturities of securities available-for-sale                17,696          7,691
     Proceeds from sales of securities available-for-sale                      5,546          2,196
     Purchase of investments securities available-for-sale                   (36,608)       (10,446)
     Loans made to customers, net of repayments                              (48,532)       (55,966)
     Proceeds from sale of mortgage loans                                     50,341             -
     Purchase of assets held for operating leases                             (3,049)             -
     Additions to premises and equipment                                      (1,398)        (1,100)
                                                                            --------       --------

Cash used in investing activities                                             (3,650)       (58,787)
                                                                            --------       --------

FINANCING ACTIVITIES:
--------------------
     Net increase (decrease) in deposits                                      (1,093)         6,347
     Net increase (decrease) of short-term borrowings                        (12,689)        12,301
     Proceeds from issuance of long-term debt                                 17,500         25,776
     Retirement of long-term debt                                                  -         (1,000)
     Proceeds from issuance of Common Stock                                      567          5,303
     Payment of dividends                                                       (275)          (139)
                                                                            --------       --------

Cash provided by (used in) financing activities                                4,010         48,588
                                                                            --------       --------

Net increase (decrease) in cash and cash equivalents                           4,183         (8,185)
Cash and cash equivalents, beginning of period                                16,472         18,329
                                                                            --------       --------
Cash and cash equivalents, end of period                                    $ 20,655       $ 10,144
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

      The consolidated balance sheets at June 30, 1998 and 1997, the consolidated statements of income for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997, the consolidated statement of shareholders' equity at June 30, 1998 and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited, but, in the opinion of management of the Company, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the three month and six month period ended June 30, 1998 are not necessarily indicative of the results that may be obtained for the full year ending December 31, 1998.

Comprehensive Income

      As of January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     During the second quarter of 1998 and 1997, total comprehensive income amounted to $999 thousand and $716 thousand, respectively. The year-to-date total comprehensive income for 1998 and 1997 was $1,677 thousand and $1,248 thousand, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and its subsidiaries. These forward-looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans, and the reserve for loan losses, have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate by the Company, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance, relating to work on developments or modifications to computer systems and to software, including work performed by suppliers or vendors, could affect Allegiant's future financial condition and operating results. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than anticipated, and such variances may be material.

      The Company is a bank holding company that owns all of the capital stock of the Bank, a Missouri state-chartered bank, and the Savings Bank, a federal savings bank. The Company's banking subsidiaries provide personal and commercial banking and related financial services from 11 locations in the St. Louis Standard Metropolitan Statistical Area ("St. Louis SMSA"), the 18th largest metropolitan area in the United States, and three locations in Northeast Missouri. Allegiant Mortgage Company (the "Mortgage Company"), a wholly-owned subsidiary of the Bank, offers residential loans primarily to customers in the St. Louis SMSA. Edge, a wholly-owned subsidiary of the Company, offers residential loans to customers in the St. Louis SMSA who do not qualify under standard mortgage loan criteria.

Results of Operations

      Net income for the quarter ended June 30, 1998 was $1.077 million, a 53.86% increase over the $700 thousand earned for the same period in 1997 and the first time that the Company has earned over $1.0 million in a quarter. For the second quarter of 1998, basic earnings per share were $0.21 and diluted earnings per share were $0.19 compared to $0.19 and $0.18, respectively, for the second quarter of 1997. Return on average assets on an annualized basis was 0.70% for the second quarter of 1998 and for the second quarter of 1997. Return on average equity on an annualized basis was 9.96% for the second quarter of 1998 compared to 12.60% for the second quarter of 1997.

      For the six-month periods ended June 30, 1998 and 1997, net income was $1.704 million and $1.301 million, respectively. Net income increased 30.98% for the comparable periods. Basic earnings per share declined 17.50% to $0.33 from $0.40 and diluted earnings per share declined 13.89% to $0.31 from $0.36 for the respective six-month periods. Annualized return on average assets was 0.56% and annualized return on average equity was 8.00% for the six months ended June 30, 1998. This compares to, on an annualized basis, a return on average assets of 0.67% and return on average equity of 12.63% for the same period in 1997.

      The increase in the number of shares outstanding had a significant impact on earnings per share comparisons, and contributed to lower return on equity results. Average diluted shares outstanding increased by 1.720 million shares for the quarter ended June 30, 1998 compared to the prior year quarter, and 1.980 million for the six-month period ended June 30, 1998 compared to the prior year six-month period. The share increase resulted from a rights offering in the fourth quarter of 1997 and shares issued for an acquisition consummated in the third quarter of 1997. Average shareholders' equity essentially doubled for both the quarter and six-month comparable periods. Average equity was $43.355 million for the quarter ended June 30, 1998 and $42.952 million for the six months ended June 30, 1998. This compares to $22.287 million and $20.765 million for the respective periods in 1997. The ratio of average equity to average assets improved to 7.02% from 5.55%, respectively, for the quarters ended June 30, 1998 and 1997. For the six-month periods ended June 30, 1998 and 1997, average equity to assets was 6.94% and 5.53%, respectively.

      Period end balance sheet categories showed significant growth from the previous year. Total assets increased $186.8 million, or 43.71%, totaling $614.3 million. Total loans increased $136.0 million, or 39.12%, totaling $483.6 million. During the second quarter of 1998, the Company also engaged in the bulk sale of approximately $49.0 million of mortgage loans. This sale caused the slight decline in loan balances from reported year-end 1997 numbers. Investment securities increased 24.83%, or $15.5 million, totaling $77.9 million at June 30, 1998. Total deposits increased $168.5 million, or 53.50%, totaling $483.5 million at June 30, 1998.


Net Interest Income

Three months ended June 30, 1998

      Net interest income for the second quarter of 1998 was $5.236 million, an increase of 41.06% or $1.524 million compared to the second quarter of 1997. Refer to the chart showing distribution of balance sheet components with rates earned and paid and the chart detailing changes due to rates and volumes for an overall presentation of the increase in net interest income.

      Net interest margin for the second quarter of 1998 declined 17 basis points from a year ago. The net interest spread declined nine basis points between the two periods resulting from a two basis point decline in earning asset yields and a seven basis point increase in the cost of interest bearing liabilities. The 17 basis point decline in margin was greater than the nine basis point decline in spread as discussed below. Growth in interest bearing liabilities outpaced growth in earning assets. Interest bearing liabilities grew 50.30% for second quarter of 1998 compared to the second quarter of 1997 while earning assets grew 47.74% for the same period. Average total assets grew 53.93% meaning that non-earning assets grew faster than earning assets. This impact was reinforced by the ratio of earning assets to total assets declining to 92.72% for the second quarter of 1998 compared to 96.61% for the second quarter of 1997. The negative margin impact of these changes was partially offset by two factors. First, loans as a percentage of average earning assets increased to 87.77% for the second quarter of 1998 compared to 83.73% for the second quarter of 1997. The higher proportion of loans to earning assets helped mitigate the decline in earning asset yields to only two basis points despite the 23 basis point decline in loan yields. The impact on margin of this change was already reflected in the decline in net interest spread. Second, the percentage of non-interest bearing funds, primarily demand deposits and shareholders' equity, to total funding sources increased to 15.23% during the second quarter of 1998 compared to 13.18% in the second quarter of 1997.

Six months ended June 30, 1998

      Net interest income for the six months ended June 30, 1998 was $10.665 million, a 52.64% increase over the $6.987 million reported for the comparable period in 1997. This increase was the result of substantial growth in volumes of assets and liabilities with very little overall impact from changes in rates.

      The net interest margin for the six months ended June 30, 1998 declined one basis point to 3.74% compared to 3.75% for the six months ended June 30, 1997. The net interest spread increased by four basis points to 3.27% for the six months ended June 30, 1998 compared to 3.23% for the six months ended June 30, 1997. Despite the increase in the net interest spread, the same balance sheet dynamics described above relating to the second quarter were applicable to the six-month period. The only factor having a different impact was that for the comparative six-month periods, earning assets and interest bearing liabilities grew at a similar rate, 53.29% and 54.79%, respectively. This similar growth rate minimized the downward pressure on margin for the six-month comparable periods.

      The following table sets forth the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported:

                      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                      Three Months Ended June 30,
                                            -------------------------------------------------------------------------------
                                                            1998                                       1997
                                            --------------------------------------       ----------------------------------
                                            Average    Int. Earned/      Yield/          Average  Int. Earned/   Yield/
                                            Balance        Paid       Rate<F1><F2>       Balance      Paid     Rate<F1><F2>
                                            -------    ------------   ------------       -------  ------------ ------------
                                                                          (Dollars in thousands)
Assets:
Interest earning assets:
Loans<F1>                                   $502,654     $11,177         8.92%           $324,594      $7,401      9.15%
Taxable investment securities                 59,877         951         6.37              61,143         910      5.97
Non-taxable investment securities              1,563          18         4.62               1,189          16      5.40
Federal funds sold                             8,625         142         6.60                 723          10      5.55
                                            --------     -------                         --------      ------
     Total interest earning assets           572,719      12,288         8.61             387,649       8,337      8.63
                                            --------     -------                         --------      ------

Non-interest earning assets:
Cash and due from banks                       13,072                                        6,742
Bank premises and equipment                   11,193                                        5,811
Other assets                                  26,163                                        4,872
Reserve for possible loan losses              (5,487)                                      (3,817)
                                            --------                                     --------
     Total assets                           $617,660                                     $401,257
                                            ========                                     ========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market/NOW accounts                   $126,579       1,316         4.17            $ 84,725         899      4.26
Savings deposits                              16,939         116         2.75               6,237          45      2.89
Certificates of deposit                      228,868       3,292         5.77             131,597       1,898      5.78
Certificates of deposit
     over $100,000                            43,039         601         5.60              45,974         632      5.51
IRA certificates                              20,611         318         6.19               9,838         145      5.91
                                            --------     -------                         --------      ------
     Total interest bearing deposits         436,036       5,643         5.19             278,371       3,619      5.21
                                            --------     -------                         --------      ------

Federal funds purchased, repurchase
     agreements, and other short-term
     borrowings                               46,946         693         5.92              50,314         642      5.12
Long-term borrowings                          40,613         716         7.07              19,683         364      7.42
                                            --------     -------                         --------      ------
     Total interest bearing liabilities      523,595       7,052         5.40             348,368       4,625      5.33
                                            --------     -------                         --------      ------

Non-interest bearing liabilities:
Demand deposits                               45,672                                       28,398
Other liabilities                              5,038                                        2,204
Shareholders' equity                          43,355                                       22,287
                                            --------                                     --------
     Total liabilities and
          shareholders' equity              $617,660                                     $401,257
                                            ========                                     ========
     Net interest income                                 $ 5,236                                       $3,712
                                                         =======                                       ======
     Net interest spread                                                 3.21                                      3.30
     Net interest margin                                                 3.67                                      3.84


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

       The following table sets forth the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported:

                      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                       Six Months Ended June 30,
                                            -------------------------------------------------------------------------------
                                                            1998                                       1997
                                            --------------------------------------       ----------------------------------
                                            Average    Int. Earned/      Yield/          Average  Int. Earned/   Yield/
                                            Balance        Paid       Rate<F1><F2>       Balance      Paid     Rate<F1><F2>
                                            -------    ------------   ------------       -------  ------------ ------------
                                                                      (Dollars in thousands)
Assets:
Interest earning assets:
Loans<F1>                                   $504,128      $22,319        8.93%           $311,707     $14,080      9.11%
Taxable investment securities                 63,583        2,023        6.42              59,992       1,810      6.08
Non-taxable investment securities              1,521           32        4.24               1,181          30      5.12
Federal funds sold                             6,030          184        6.15               2,385          66      5.58
                                            --------      -------                        --------     -------
     Total interest earning assets           575,262       24,558        8.61             375,265      15,986      8.59
                                            --------      -------                        --------     -------

Non-interest earning assets:
Cash and due from banks                       11,482                                        7,563
Bank premises and equipment                   10,906                                        5,573
Other assets                                  26,677                                        5,031
Reserve for possible loan losses              (5,418)                                      (3,497)
                                            --------                                     --------
     Total assets                           $618,909                                     $389,935
                                            ========                                     ========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market/NOW accounts                   $121,334        2,502        4.16            $ 84,195       1,785      4.28
Savings deposits                              16,632          225        2.73               6,093          88      2.91
Certificates of deposit                      231,359        6,648        5.79             130,715       3,758      5.80
Certificates of deposit
     over $100,000                            45,997        1,273        5.58              47,021       1,272      5.46
IRA certificates                              20,518          613        6.02               9,522         281      5.95
                                            --------      -------                        --------     -------
     Total interest bearing deposits         435,840       11,261        5.21             277,546       7,184      5.22
                                            --------      -------                        --------     -------

Federal funds purchased, repurchase
     agreements, and other short-term
     borrowings                               50,666        1,257        5.00              44,407       1,169      5.31
Long-term borrowings                          37,903        1,375        7.32              16,834         646      7.74
                                            --------      -------                        --------     -------
     Total interest bearing liabilities      524,409       13,893        5.34             338,787       8,999      5.36
                                            --------      -------                        --------     -------

Non-interest bearing liabilities:
Demand deposits                               45,759                                       28,282
Other liabilities                              5,789                                        2,101
Shareholders' equity                          42,952                                       20,765
                                            --------                                     --------
     Total liabilities and
         shareholders' equity               $618,909                                     $389,935
                                            ========                                     ========
     Net interest income                                  $10,665                                     $ 6,987
                                                          =======                                     =======

     Net interest spread                                                 3.27                                      3.23
     Net interest margin                                                 3.74                                      3.75

<F1> Interest on non-accruing loans is not included for purposes of calculating yields.
<F2> All yields are annualized.

       The following table sets forth for the periods indicated the change in interest income and interest expense which were attributable to change in average volume and changes in average rates.

                                                     RATE/VOLUME ANALYSIS

                                                 Quarter Ended June 30, 1998               Six Months Ended June 30,1998
                                                      Compared To The                             Compared To The
                                                 Quarter Ended June 30, 1997               Six Months Ended June 30,1997
                                               -------------------------------             -----------------------------

                                                                         NET                                       NET
                                               VOLUME       RATE        CHANGE              VOLUME      RATE      CHANGE
                                               ------       ----        ------              ------      ----      ------
                                                                         (Dollars in thousands)
Interest earned on:

Loans                                          $3,968       $(192)      $3,776              $8,524      $(285)    $8,239
Taxable investment securities                     (20)         61           41                 110        103        213
Non-taxable securities                              5          (3)           2                   7         (5)         2
Federal funds sold and
     other investments                            128           4          132                 112          6        118
                                               ------       -----       ------              ------      -----     ------
Total interest income                           4,081        (130)       3,951               8,753       (181)     8,572

Interest paid on:

Money Market and
     NOW accounts                                 438         (21)         417                 770        (53)       717
Savings deposits                                   75          (4)          71                 144         (7)       137
Certificates of deposit                         1,399          (5)       1,394               2,895         (5)     2,890
Certificates of deposit
     over $100,000                                (40)          9          (31)                (25)        26          1
IRA Certificates                                  167           6          173                 329          3        332
Federal funds purchased and
     other short-term borrowings                  (46)         97           51                 160        (72)        88
Long-term borrowings                              371         (19)         352                 767        (38)       729
                                               ------       -----       ------              ------      -----     ------
Total interest expense                          2,364          63        2,427               5,040       (146)     4,894
                                               ------       -----       ------              ------      -----     ------

Net interest income                            $1,717       $(193)      $1,524              $3,713      $ (35)    $3,678
                                               ======       =====       ======              ======      =====     ======

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the changes in each. Interest on non-accruing loans is not included for purposes of the table above.

      The composition of the investment portfolio is summarized as follows:

                                            INVESTMENT SECURITIES PORTFOLIO

                                                                       June 30,        December 31,        June 30,
                                                                         1998              1997              1997
                                                                       -------         ------------        --------
                                                                                  (Dollars in thousands)
United States Treasury securities                                      $ 7,994           $ 9,478           $ 8,963
Obligations of United States government agencies                        63,519            57,295            46,079
Federal Home Loan Bank stock                                             3,349             7,033             5,898
States and political subdivisions                                        1,562             1,563             1,158
Plus unrealized gain on securities held
     available-for-sale                                                    104               129                45
Other                                                                    1,366             1,371               255
                                                                       -------           -------           -------
Total investment securities                                            $77,894           $76,869           $62,398
                                                                       =======           =======           =======

           The composition of the loan portfolio is summarized as follows:

                                            LENDING AND CREDIT MANAGEMENT<F1>

                                                          June 30,              December 31,              June 30,
                                                            1998                    1997                    1997
                                                    --------------------    --------------------    --------------------
                                                                Percent                 Percent                 Percent
                                                    Amount      of Total    Amount      of Total    Amount      of Total
                                                    ------      --------    ------      --------    ------      --------
                                                                            (Dollars in thousands)
Commercial, financial,
     agricultural, municipal and
     industrial development                        $111,330       23.02%   $109,937       22.67%   $ 85,888       24.71%
Real estate--construction                            25,574        5.29      27,181        5.60      13,963        4.02
Real estate--mortgage
     One-to four-family                             121,390       25.10     195,964       40.42     147,583       42.45
     Multi-family and commercial                    210,140       43.45     135,452       27.94      87,265       25.10
Consumer and other                                   16,055        3.32      16,821        3.47      13,124        3.78
Less unearned income                                   (845)       (.18)       (493)      (0.10)       (189)      (0.05)
                                                   --------      ------    --------      ------    --------      ------
     Total loans<F1>                               $483,644      100.00%   $484,862      100.00%   $347,634      100.00%
                                                   ========      ======    ========      ======    ========      ======

--------------
<F1> The Banks had no outstanding foreign loans at the dates reported.

           The following table summarizes deposit activity:

                                             DEPOSIT LIABILITY COMPOSITION

                                                          June 30,              December 31,              June 30,
                                                            1998                    1997                    1997
                                                     -------------------     -------------------     --------------------
                                                                Percent                 Percent                  Percent
                                                     Amount     of Total     Amount     of Total     Amount      of Total
                                                     ------     --------     ------     --------     ------      --------
                                                                            (Dollars in thousands)

Demand deposits                                     $ 48,685      10.07%    $ 50,060      10.33%    $ 34,928      11.09%
NOW accounts                                          19,892       4.11       18,448       3.81       11,627       3.69
Money market accounts                                109,295      22.60       97,408      20.10       74,357      23.60
Savings deposits                                      17,417       3.60       16,157       3.33        6,323       2.01
Certificates of deposit                              228,868      47.34      231,601      47.79      132,885      42.18
Certificates of deposit
     over $100,000                                    38,630       7.99       52,211      10.77       44,854      14.24
IRA certificates                                      20,761       4.29       18,756       3.87       10,043       3.19
                                                    --------     ------     --------     ------     --------     ------
     Total deposits                                 $483,548     100.00%    $484,641     100.00%    $315,017     100.00%
                                                    ========     ======     ========     ======     ========     ======

Allowance for Loan Losses

      The provision for loan losses was $715 thousand during the first six months of 1998 compared to $1.121 million for the same period in 1997. Net charge-offs were $276 thousand for the six months ended June 30, 1998 compared to $246 thousand for the same period in 1997. Net charge-offs for the first six months of 1998 represented a relatively low 0.05% of average loans, compared to 0.08% of average loans for the first six months of 1997.

      The allowance for loan losses increased to $5.633 million at June 30, 1998 compared to $3.976 million at June 30, 1997. As a percentage of loans outstanding, the allowance represented 1.18% of loans at June 30, 1998 and 1.14% at June 30, 1997.

      The lower expense provision and the higher allowance percentage are the result of the bulk sale of approximately $49.0 million of mortgage loans during the second quarter of 1998.

      Non-performing assets increased to $1.201 million at June 30, 1998 compared to $872 thousand at June 30, 1997. This increase occurred primarily from a greater number of 90-day plus delinquent mortgage loans. Despite the dollar increase, non-performing assets as a percentage of total assets remained constant at 0.20% for both June 30, 1998 and 1997. From year-end 1997, the percentage declined three basis points.

      The Company continually monitors the quality of its loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. The Company's asset quality, as measured by the statistics in the following table, continues to be very high and the company believes that its reserve is adequate to absorb future potential losses.

      The following table summarizes, for the periods indicated, activity in the Bank's allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses.

                          SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION--ALLOCATION
                                            OF THE ALLOWANCE FOR LOAN LOSSES

                                                                           Six Months Ended June 30,
                                                                           --------------------------
                                                                             1998              1997
                                                                           --------          --------
                                                                             (Dollars in thousands)
Allowance for possible loan losses
     (beginning of period)                                                 $  5,194          $  3,100
Loans charged off:
     Commercial, financial, agricultural,
         municipal and industrial development                                  (136)             (124)
     Real estate--mortgage                                                     (125)              (56)
     Installment and consumer                                                   (56)              (79)
     Other loans                                                                  -                 -
                                                                           --------          --------
Total loans                                                                    (317)             (259)
                                                                           --------          --------

Recoveries of loans previously charged off:
     Commercial, financial, agricultural,
         municipal and industrial development                                     3                 6
     Real estate--mortgage                                                       33                 -
     Installment and consumer                                                     5                 7
     Other loans                                                                  -                 -
                                                                           --------          --------
Total recoveries                                                                 41                13
                                                                           --------          --------

Net loans charged off                                                          (276)             (246)
                                                                           --------          --------
Provision for possible loan losses                                              715             1,121
                                                                           --------          --------
Allowance for possible loan losses (end of period)                         $  5,633          $  3,976
                                                                           ========          ========
Loans outstanding:
     Average                                                               $504,128          $311,707
     End of period                                                          483,644           347,634

Ratios:
     Net charge-offs to average loans outstanding                              0.05%             0.08%
     Net charge-offs to provision for loan losses                             38.60             21.94
     Allowance for loan loss to total loans outstanding                        1.18              1.14

                                     RISK ELEMENTS--NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                     June 30,        December 31,        June 30,
                                                                       1998              1997              1997
                                                                     --------        ------------        --------
                                                                                  (Dollars in thousands)
Commercial, financial, agricultural and all other loans:
     Past due 90 days or more                                         $   235           $   341           $   119
     Nonaccrual                                                           319               360               288
     Restructured terms                                                     -                 -                 -

Real estate--construction:
     Past due 90 days or more                                               -                 -                 -
     Nonaccrual                                                             -               108               130
     Restructured terms                                                     -                 -                 -

Real estate--mortgage:
     Past due 90 days or more                                             508               456                 -
     Nonaccrual                                                            66                70               312
     Restructured terms                                                     -                 -                 -

Installment loans to individuals:
     Past due 90 days or more                                              48                21                 -
     Nonaccrual                                                            25                21                23
     Restructured terms                                                     -                 -                 -
                                                                      -------           -------           -------
Total non-performing loans:                                             1,201             1,377               872

Other real estate                                                         401               330                 -
                                                                      -------           -------           -------
Total non-performing assets                                             1,602             1,707               872
                                                                      =======           =======           =======

Ratios:
     Non-performing loans to total loans outstanding                     0.25%             0.28%             0.25%
     Non-performing assets to total assets                               0.20              0.23              0.20
     Non-performing loans to shareholders' equity                        2.73              3.26              3.81
     Reserve for possible loan losses to total loans                     1.18              1.07              1.14
     Reserve for possible loan losses
         to non-performing loans                                       468.90%           377.12%           455.96%

Non-Interest Income

      Non-interest income increased by $1.308 million to $2.176 million for the three months ended June 30, 1998 compared to $868 thousand in the second quarter in 1997.

      Included in the second quarter of 1998 was income of $618 thousand, which resulted from the bulk sale of residential mortgage loans. The Company has begun selling its residential mortgage loan production to help fund additional growth in more profitable commercial loans. In addition to the bulk sale, other mortgage revenues increased by $263 thousand, or 84.53%, to $575 thousand from $311 thousand, for the comparable period of 1997.

      Income from the sale of brokerage products and lease revenues, two products which the Company began to offer during 1997, increased by $307 thousand collectively, to $360 thousand for the three months ended June 30, 1998 from $53 thousand for the comparable period of 1997.

      Net gains on the sale of securities was $46 thousand for the second quarter of 1998 with no gains or losses for the second quarter of 1997.

      For the six months ended June 30, 1998, non-interest income increased 204.42%, or $2.206 million, over the corresponding period in 1997 totaling $3.285 million, compared to $1.079 million for the six months ended June 30, 1997.

      As mentioned in the discussion of the three-month periods, the bulk sale of mortgages, net securities gains and the sales of investment products and leasing revenues accounted for $1.473 million of the increase for the respective six-month periods.

      Mortgage revenues more than doubled, increasing $537 thousand to $1.065 million for the six months ended June 30, 1998, from $528 thousand for the comparable period in 1998. This increase was due to the continued favorable interest rate climate for mortgage lending.

Other Expenses

      Because of the Company's rapid expansion during 1997, including additional branch locations, a thrift acquisition of the Savings Bank, the acquisition of deposits and business line expansion particularly in the mortgage origination area, all categories of other expenses showed very large increases when comparing both the three-month and six-month periods ended June 30, 1998 compared to the respective 1997 periods. The majority of the activities mentioned in 1997 occurred in the third and fourth quarters causing the impact of those changes to be the greatest on comparison of the first half of 1998 to the first half of 1997.

      For the three months ended June 30, 1998 compared to June 30, 1997, other expenses more than doubled, increasing $2.818 million to $5.294 million from $2.476 million.

      Salaries and employee benefits increased to $2.262 million from $1.336 million for the respective six-month periods. While this increase was impacted by the above-mentioned expansion, additional expenses were incurred with senior level and support staff additions occurring during the first half of 1998. The Company had 223 full-time equivalent employees ("FTE") at June 30 1998 compared to 146 FTE employees at June 30, 1997.

      Expenses associated with additional premises and equipment showed substantial increases for the comparable three-month periods ended June 30, 1998 and 1997 with depreciation expense up $271 thousand, expenses of premises and equipment up $271 thousand, rent expense up $31.6 thousand, telephone expense up $60 thousand and supplies up $84 thousand.

      Operating lease depreciation increased by $389 thousand to $480 thousand for the three months ended June 30, 1998 from $19 thousand for the three months ended June 30, 1997 reflecting the inception of the leasing business during the second quarter of 1997.

      Intangible amortization was $227 thousand for the three months ended June 30, 1998, up $189 thousand from the second quarter in 1997. This increase was the result of the thrift acquisition and deposit acquisition that occurred in the third quarter of 1997.

      For the six months ended June 30, 1998, total other expenses more than doubled, totaling $10.413 million compared to $4.778 million for the six months ended June 30, 1997, an increase of $5.634 million. The only operating expense showing a reduction during the first six months of 1998 was legal fees, which declined $115 thousand because of reduced expansion activity during the first half of 1998.

      The categories explained in detail in the discussion of the second quarter results all showed similar trends for the year-to-date amounts.

      The Company's efficiency ratios for the three-month periods ended June 30, 1998 and 1997 were 71.44% and 57.99%, respectively. For the six-month periods ended June 30, 1998 and 1997, the efficiency ratios were 74.65% and 59.24%, respectively. The substantial increases in this ratio were the result of the rapid expansion during the latter half of 1997. The Company is diligently working on improving its efficiency by both revenue enhancement and aggressive cost control. The second quarter of 1998 showed an improvement in the efficiency ratio from 78.3% in the first quarter of 1998 to the aforementioned 71.44%.

Capital Resource and Liquidity

      The pace of growth of earning assets and interest bearing liabilities has been similar during the last four quarters of the Company's rapid expansion. Period-end deposits decreased slightly from year-end 1997 due to the planned reduction in non-core $100 thousand and over certificates of deposits. The Company continues to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank as necessary to balance liquidity and cost effectiveness. The Company closely monitors its level of liquidity to meet expected future needs.

      The equity of the Company has grown rapidly and has outpaced growth in assets in order to strengthen the overall base of capital. The Company's commitment to maintaining adequate capital is evident by the substantial increase in its average equity to average asset ratio which improved to 7.02% for the quarter ended June 30, 1998 compared to 5.55% for the second quarter in 1997. The Company remains committed to maintaining a strong equity base while continuing with its controlled expansion plans.

      Regulatory guidelines require that Tier I capital equal at least 4.00% of risk weighted assets and that total capital equal at least 8.00% of risk weighted assets. At June 30, 1998, Tier I capital was 6.29% and total risk based capital was 8.08%. This compares to Tier I capital of 6.52% and 6.39% and total risk based capital of 8.29% and 8.14% for the periods of March 31, 1998 and December 31, 1997, respectively.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          For the three months ended June 30, 1998, the only non-registered sales of the Company's securities were 2,655 shares of Common Stock issued pursuant to the exercise of outstanding warrants, at an exercise price of $10.00 per share. All shares of Common Stock were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1993, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders of the Company was held on May 28, 1998. Of 5,140,225 shares issued, outstanding and eligible to be voted at the meeting, holders of 2,646,713 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two matters were submitted to a vote of the security-holders at the meeting.

1. ELECTION OF CLASS I DIRECTORS. The first matter submitted was the election of three Class I director nominees to the Board of Directors, each to continue in office until the year 2001. The Articles of Incorporation, as amended, of the Company (the "Articles of Incorporation") allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired. Upon tabulation of the votes cast, it was determined that all three director nominees had been elected. The voting results are set forth below:

                       NAME                FOR          WITHHELD
                       ----                ---          --------
                  Kevin R. Farrell      2,641,379         5,334
                  Jack K. Krause        2,641,379         5,334
                  Lee S. Wielansky      2,640,883         5,830

          Because the Company has a staggered Board, the term of office of the following named Class II and Class III directors, who were not up for election at the 1998 annual meeting, continued after the meeting:

            Class II (to continue in office until 1999)
                      Charles E. Polk                  Shaun R. Hayes
                      Leland B. Curtis

            Class III to continue in office until (2000)
                      Marvin S. Wool                   C. Virginia Kirkpatrick
                      Leon A. Felman

2. PROPOSAL TO ADOPT AMENDMENT TO THE ARTICLES OF INCORPORATION TO INCREASE THE AUTHORIZED NUMBER OF SHARES OF COMMON STOCK. The second matter, a proposal to amend the Articles of Incorporation of the Company to increase the number of authorized shares of common stock, $0.01 par value, of the Company from 7,800,000 shares to 20,000,000 shares, was approved by holders of a majority of the 5,140,224 shares of the Company's common stock which were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

                        For                  2,601,509
                        Against                 31,693
                        Abstain                 13,511
                        Broker Non-Votes             -

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:
                  See Exhibit Index attached hereto.

          (b)     Reports on Form 8-K:
                  On June 5, 1998, the Company filed a current report on Form 8-K dated May 29, 1998 (the "Form 8-K"), to report pursuant to Item 4 thereof, the engagement of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1998. The Company filed an Amendment on Form 8-K/A on June 19, 1998 to submit to the Securities and Exchange Commission the letter of BDO Seidman, LLP, the Company's independent auditors for the year ended December 31, 1997, regarding the Item 4 disclosure contained in the Form 8-K.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in her dual responsibilities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.



                                 ALLEGIANT BANCORP, INC.
                                     (Registrant)


August 14, 1998                  By: /s/ Sandra L. Friedman
---------                            ------------------------------------------
                                     Sandra L. Friedman, Senior Vice President
                                     and Chief Financial Officer

                           EXHIBIT INDEX

Ex. No.     Description
-------     -----------
 11.1       Computation of Earnings Per Share
  27        Financial Data Schedule for the quarter ended June 30, 1998.