Form 10QSB
period 1998-09-30
ALLEGIANT BANCORP INC
filed 1998-11-16
CIK 852642

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     SEPTEMBER 30, 1998
                                     -----------------------------------

                                OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission file number                  0-26350
                       -------------------------------------------------

                         ALLEGIANT BANCORP, INC.
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              MISSOURI                         43-1519382
----------------------------------  ------------------------------------
   (State or other jurisdiction     (I.R.S. Employer Identification No.)
        of incorporation or
           organization)

                           2122 KRATKY ROAD
                      ST. LOUIS, MISSOURI 63114
------------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (314) 692-8200
------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     /x/ Yes  / / No

           Title of class of                Number of shares
              common stock          outstanding as of October 31, 1998
    -----------------------------   ----------------------------------
    Common stock, $0.01 par value              5,318,251

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                          INDEX
                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                               1

         Consolidated Balance Sheets -- September 30, 1998 and 1997 (Unaudited)
         and December 31, 1997                                                          1

         Consolidated Statements of Income (Unaudited) -- Three Months and Nine
         Months Ended September 30, 1998 and 1997                                       2

         Consolidated Statement of Shareholders' Equity -- Nine Months
         Ended September 30, 1998                                                       3

         Consolidated Statements of Cash Flows (Unaudited) -- Nine Months Ended
         September 30, 1998 and 1997                                                    4

         Notes to Consolidated Financial Statements                                     5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operation                                                                   6

         Distribution Of Average Assets, Liabilities And Shareholders' Equity and
         Interest Rates - Three Months Ended September 30, 1998 and 1997                8

         Distribution Of Average Assets, Liabilities And Shareholders' Equity and
         Interest Rates - Nine Months Ended September 30, 1998 and 1997                 9

         Rate/Volume Analysis - Quarter and Nine Months Ended September 30, 1998
         and 1997                                                                      10

         Investment Securities Portfolio - September 30, 1998 and 1997 and December
         31, 1997                                                                      11

         Lending and Credit Management - September 30, 1998 and 1997 and
         December 31, 1997                                                             11

         Deposit Liability Composition - September 30, 1998 and 1997 and December
         31, 1997                                                                      12

         Summary of Loan Loss Experience and Related Information--Allocation of
         the Allowance for Loan Losses - Nine Months Ended September 30, 1998
         and 1997                                                                      13



         Risk Elements--Nonaccrual, Past Due and Restructured Loans - September
         30, 1998 and 1997 and December 31, 1997                                       14

         Capital Resource And Liquidity                                                16

         Year 2000                                                                     16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             19

Item 2.  Changes in Securities and Use of Proceeds                                     19

Item 3.  Defaults Upon Senior Securities                                               19

Item 4.  Submission of Matters to a Vote of Security Holders                           19

Item 5.  Other Information                                                             19

Item 6.  Exhibits and Reports on Form 8-K                                              19

SIGNATURES                                                                             20

EXHIBIT INDEX                                                                          21


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                                                                        September 30,     December 31,     September 30,
                                                                            1998             1997              1997
                                                                        (Unaudited)                         (Unaudited)
                                                                        -------------     ------------     -------------
                                                                                     (Dollars in thousands)
ASSETS
------

Cash and due from banks                                                  $ 12,678          $ 14,872          $ 17,242
Federal funds sold and other overnight investments                         33,409             1,600            20,360
Investment securities:
 Available-for-sale (at estimated market value)                            56,927            44,918            41,091
 Held-to-maturity (approximate market value of $16,445,
 $32,146 and $35,500, respectively)                                        16,276            31,951            35,266
Loans, net of allowance for possible loan losses, of $5,942
 $5,193 and $4,842, respectively                                          462,824           479,669           434,668
Bank premises and equipment, net of accumulated
 depreciation                                                              11,103            10,801             8,996
Accrued interest and other assets                                          10,297            10,837             7,648
Cost in excess of fair value of net assets acquired                        13,041            13,589            13,429
                                                                         --------          --------          --------
Total assets                                                             $616,555          $608,237          $578,700
                                                                         ========          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
 Non-interest-bearing                                                    $ 48,413          $ 50,060          $ 46,134
 Interest-bearing                                                         387,833           382,370           375,572
 Certificates of deposit of $100,000 or more                               31,818            52,211            51,678
                                                                         --------          --------          --------
Total deposits                                                            468,064           484,641           473,384
                                                                         --------          --------          --------
Short-term borrowings                                                      59,286            53,579            52,486
Long-term borrowings                                                       40,775            23,275            15,663
Accrued expenses and other liabilities                                      2,657             4,671             2,305
                                                                         --------          --------          --------
Total liabilities                                                         570,782           566,166           543,838
                                                                         --------          --------          --------

Shareholders' equity:
 Common Stock, $.01 par value - shares
   authorized, 20,000,000; issued and outstanding, 5,313,904
   5,095,740 and 3,567,769, respectively                                       53                51                35
 Capital surplus                                                           40,799            39,504            32,455
 Retained earnings                                                          4,699             2,431             2,273
 Net unrealized appreciation on securities
   available-for-sale                                                         222                85                99
                                                                         --------          --------          --------
Total shareholders' equity                                                 45,773            42,071            34,862
                                                                         --------          --------          --------
Total liabilities and shareholders' equity                               $616,555          $608,237          $578,700
                                                                         ========          ========          ========

See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                 ----------------------------        ----------------------------
                                                                    1998              1997              1998              1997
                                                                 ----------        ----------        ----------        ----------
                                                                           (In thousands, except share and per share data)
Interest income:
 Interest and fees on loans                                      $   11,190        $    8,957        $   33,509        $   23,037
 Investment securities                                                1,120             1,007             3,175             2,827
 Federal funds sold and other overnight investments                     142               160               326               246
                                                                 ----------        ----------        ----------        ----------
Total interest income                                                12,452            10,124            37,010            26,110
                                                                 ----------        ----------        ----------        ----------

Interest expense:
 Interest on deposits                                                 5,486             4,403            16,747            11,587
 Interest on short-term borrowings                                      669               993             1,926             2,162
 Interest on long-term debt                                             680               333             2,055               979
                                                                 ----------        ----------        ----------        ----------
Total interest expense                                                6,835             5,729            20,728            14,728
                                                                 ----------        ----------        ----------        ----------
Net interest income                                                   5,617             4,395            16,282            11,382
Provision for possible loan losses                                      465               556             1,180             1,677
                                                                 ----------        ----------        ----------        ----------
Net interest income after
 provision for possible loan losses                                   5,152             3,839            15,102             9,705
                                                                 ----------        ----------        ----------        ----------
Other income:
   Service charges and other fees                                     1,946               938             5,173             2,017
   Net gain on sale of securities                                         4                25                62                25
                                                                 ----------        ----------        ----------        ----------
Total other income                                                    1,950               963             5,235             2,042
                                                                 ----------        ----------        ----------        ----------

Other expenses:
 Salaries and employee benefits                                       2,257             1,695             6,832             4,024
 Occupancy and other operating expenses                               2,855             1,713             8,693             4,162
                                                                 ----------        ----------        ----------        ----------
Total other expenses                                                  5,112             3,408            15,525             8,186
                                                                 ----------        ----------        ----------        ----------

Income before income taxes                                            1,990             1,394             4,812             3,561
Provision for income taxes                                              783               556             1,901             1,422
                                                                 ----------        ----------        ----------        ----------

Net income                                                       $    1,207        $      838        $    2,911        $    2,139
                                                                 ==========        ==========        ==========        ==========

Per share data:
Basic:
 Weighted average primary
   common shares outstanding                                      5,224,495         3,852,280         5,166,479         3,470,030
 Net income                                                      $     0.23        $     0.22        $     0.56        $     0.62

Diluted:
 Weighted average diluted
   common shares outstanding                                      5,491,584         4,227,245         5,538,147         3,796,668
 Net income                                                      $     0.22        $     0.20        $     0.53        $     0.56

See notes to consolidated financial statements.

                                   2

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                         Accumulated
                                                                                            Other
                                                     Common   Capital     Retained      Comprehensive    Total Share-  Comprehensive
                                                     Stock    Surplus     Earnings          Income     holders' Equity     Income
                                                     ------   -------     --------      -------------- ---------------  -----------
                                                                                        (In thousands)
Balance December 31, 1997                             $51     $39,504      $2,431           $ 85           $42,071         $    -
Net income                                                                  2,911                            2,911          2,911
Unrealized gain on available-for-sale
 securities net of reclassification
 adjustment (see below)                                                                      137               137            137
                                                                                                                           ------
Comprehensive income                                                                                                       $3,048
                                                                                                                           ======

Warrants exercised                                                 28                                           28
New shares issued                                                 148                                          148
Options exercised                                       2       1,119                                        1,121
Dividends                                                                    (643)                            (643)
                                                      ---     -------      ------           ----           -------
Balance September 30, 1998                            $53     $40,799      $4,699           $222           $45,773
                                                      ===     =======      ======           ====           =======


Reclassification Adjustments

Unrealized gain on AFS securities                                                            174
Less: Reclassification adjustment for gains
 realized, included in net income                                                            (37)
                                                                                            ----
Net unrealized gains on securities                                                          $137
                                                                                            ====

                                   3

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                         --------------------------------
                                                                           1998                    1997
                                                                         --------               ---------
                                                                                 (In thousands)
OPERATING ACTIVITIES:
--------------------
 Net income                                                              $  2,911               $   2,139
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                          3,111                   1,259
     Provision for loan losses                                              1,180                   1,677
     Gain on sale of mortgage loans                                        (1,012)                      -
     Gain on sale of securities available for sale                            (62)                    (28)
     Changes in assets and liabilities:
       Accrued interest receivable and
         other assets                                                       2,215                     377
       Other liabilities                                                   (1,949)                    301
                                                                         --------               ---------

Cash provided by operating activities                                       6,394                   5,725
                                                                         --------               ---------

INVESTING ACTIVITIES:
--------------------
 Cash and cash equivalents of acquired entities                                 -                  84,368
 Proceeds from maturities of securities held to maturity                   15,675                  17,700
 Purchase of investment securities held to maturity                             -                 (13,068)
 Proceeds from maturities of securities available for-sale                 60,822                  11,482
 Proceeds from sales of securities available for-sale                       5,473                   6,482
 Purchase of investments securities available for-sale                    (78,433)                (30,001)
 Loans made to customers, net of repayments                               (61,378)               (127,552)
 Proceeds from sale of mortgage loans                                      78,374                       -
 Purchase of assets held for operating leases                              (3,049)                 (2,382)
 Additions to premises and equipment                                       (1,759)                 (3,155)
                                                                         --------               ---------

Cash provided by (used in) investing activities                            15,725                 (56,126)
                                                                         --------               ---------

FINANCING ACTIVITIES:
--------------------
 Net increase (decrease) in deposits                                      (16,577)                 46,213
 Net increase of short-term borrowings                                      5,707                  14,348
 Proceeds from issuance of long-term debt                                  17,500                   3,000
 Retirement of long-term debt                                                   -                       -
 Proceeds from issuance of Common Stock                                     1,297                   6,334
 Payment of dividends                                                        (431)                   (221)
                                                                         --------               ---------

Cash provided by financing activities                                       7,496                  69,674
                                                                         --------               ---------

Net increase in cash and cash equivalents                                  29,615                  19,273
Cash and cash equivalents, beginning of period                             16,472                  18,329
                                                                         --------               ---------
Cash and cash equivalents, end of period                                 $ 46,087               $  37,602
                                                                         ========               =========


See notes to consolidated financial statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Allegiant Bancorp, Inc. (the "Company") and its subsidiaries: Allegiant Bank (the "Bank") and Edge Mortgage Services, Inc. ("Edge"). Unless the context requires otherwise, a reference to the Company includes Allegiant Bancorp, Inc. and its subsidiaries.

     The consolidated balance sheet at September 30, 1998 and 1997, the consolidated statements of income for the three- and nine-month periods ended September 30, 1998 and 1997, the consolidated statement of shareholders' equity at September 30, 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited, but, in the opinion of management of the Company, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Reference is hereby made to the consolidated financial statements, including the notes thereto, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be obtained for the full year ending December 31, 1998.

Comprehensive Income

     As of January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     During the third quarter of 1998 and 1997, total comprehensive income amounted to $3.05 million and $2.21 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and its subsidiaries. These forward looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of the funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans, and the reserve for loan losses, have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance, relating to work on developments or modifications to computer systems and to software, including work performed by suppliers or vendors, could affect the Company's future financial condition and operating results. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than anticipated.

RESULTS OF OPERATIONS

     Net income for the quarter ended September 30, 1998 was $1.207 million, a 44.03% increase over the $838 thousand earned for the same period in 1997. For the third quarter of 1998, basic earnings per share were $0.23 and diluted earnings per share were $0.22 compared to $0.22 and $0.20, respectively, for the third quarter of 1997. Return on average assets was 0.78% for the third quarter of 1998 compared to 0.68% for the third quarter of 1997. Return on average equity was 10.70% for the third quarter of 1998 compared to 12.58% for the third quarter of 1997.

     For the nine months ended September 30, 1998 and 1997, net income was $2.911 million and $2.139 million, respectively. Net income increased 36.09% for the comparable periods. Basic earnings per share declined 9.68% to $0.56 from $0.62 and diluted earnings per share declined 5.36% to $0.53 from $0.56 for the respective nine-month periods. Return on average assets was 0.63% and return on average equity was 8.93% for the nine months ended September 30, 1998. This compares to a return on average assets of 0.68% and return on average equity of 12.61% for the same period in 1997.

     The increase in the number of shares outstanding had a significant impact on earnings per share results as well as contributing to lower return on equity results. Average diluted shares outstanding increased by 1.264 million shares for the quarter ended September 30, 1998 compared to the prior year quarter, and 1.741 million for the nine-month period ended September 30, 1998 compared to the prior year nine-month period. The share increase resulted from two rights offerings in 1997 and shares issued for an acquisition consummated in the third quarter of 1997. Average shareholders' equity increased 69.31% for the quarter and 92.10% for the nine-month comparable periods. Average equity was $44.752 million for the quarter ended September 30, 1998 and $43.559 million for the nine months ended September 30, 1998. This compares to $26.432 million and $22.675 million for the respective periods in 1997. The ratio of average equity to average assets improved to 7.26% from 5.43%, respectively, for the quarters ended September 30, 1998 and 1997. For the nine-month periods ended September 30, 1998 and 1997 average equity to assets was 7.03% and 5.37%, respectively.

     Period end balance sheet categories showed moderate growth from September 1997. Total assets increased $37.86 million, or 6.54%, reaching $616.55 million. Total loans increased $29.26 million, or 6.66%, totaling $468.77 million. Investment securities decreased $3.15 million, or 4.13%, reaching $73.20 million at September 30, 1998. Total deposits also decreased $5.32 million, or 1.12%, totaling $468.06 million at September 30, 1998.

NET INTEREST INCOME

Three months ended September 30, 1998

     Net interest income for the third quarter of 1998 was $5.617 million, an increase of $1.222 million, or 27.80% compared to the third quarter of 1997. Refer to the chart showing distribution of balance sheet components with rates earned and paid for an overall understanding of the increase in net interest income.

     Net interest margin for the third quarter of 1998 increased
15 basis points from the same period a year ago. The net interest spread increased 19 basis points between the two periods resulting from a 2 basis point increase in earning asset yields and a 17 basis point decline in the cost of interest-bearing liabilities. The 15 basis point increase in margin was less than the 19 basis point increase in spread because of the following reasons. Growth in interest-bearing liabilities outpaced growth in earning assets. Interest-bearing liabilities grew 23.31% for third quarter of 1998 compared to the third quarter of 1997 while earning assets grew 22.68% for the same period. Total average assets grew 26.66% meaning that non-earning assets grew faster than earning assets. This impact is reinforced by the ratio of earning assets to total assets declining to 92.66% for the third quarter of 1998 compared to 95.67% for the third quarter of 1997. The negative margin impact of these changes was offset by two factors. First, loans as a percentage of average earning assets increased to 84.62% for the third quarter of 1998 compared to 83.05% for the third quarter of 1997. The higher proportion of loans to earning assets increased the overall earning asset yields while loan yields remained unchanged. The impact to margin of this change is already reflected in the increase in net interest spread. Second, the percentage of non-interest-bearing funds, primarily demand deposits and shareholders' equity, to total funding sources increased to 15.83% during the third quarter of 1998 compared to 13.54% in the third quarter of 1997.

Nine months ended September 30, 1998

     Net interest income for the nine months ended September 30, 1998 was $16.282 million, a 43.05% increase over the $11.382 million reported for the comparable period in 1997. This increase is the result of substantial growth in volumes of assets and liabilities and improved yields on earning assets together with lower liability costs. The same balance sheet dynamics described for the third quarter are applicable to the nine-month period.

     The net interest margin for the nine months ended September 30, 1998 increased 4 basis points to 3.79% compared to 3.75% for the nine months ended September 30, 1997. The net interest spread increased by 9 basis points to 3.32% for the nine months ended September 30, 1998 compared to 3.23% for the nine months ended September 30, 1997.

The following tables set forth the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest-earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported.

              DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                          Three Months Ended September 30
                                                  --------------------------------------------------------------------------------
                                                                   1998                                     1997
                                                  --------------------------------------   ---------------------------------------
                                                  Average      Int. Earned/    Yield/      Average      Int. Earned/    Yield/
                                                  Balance        Expense    Rate<F1><F2>   Balance        Expense     Rate<F1><F2>
                                                  -------      ------------ ------------   -------      ------------  ------------

                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
Loans <F1>                                       $483,306        $11,190       9.19%       $386,657        $ 8,957       9.19%
Taxable investment securities                      76,127          1,100       5.73%         65,292            993       6.03%
Non-taxable investment securities                   1,479             20       5.36%          1,093             14       5.08%
Federal funds sold                                 10,247            142       5.50%         12,538            160       5.06%
                                                 --------        -------       -----       --------        -------       -----
 Total interest-earning assets                    571,159         12,452       8.65%        465,580         10,124       8.63%
                                                 --------        -------       -----       --------        -------       -----

Non-interest-earning assets:
Cash and due from banks                            12,232                                     7,129
Bank premises and equipment                        11,224                                     7,153
Other assets                                       27,487                                    11,055
Reserve for possible loan losses                   (5,695)                                   (4,269)
                                                 --------                                  --------
 Total assets                                    $616,407                                  $486,648
                                                 ========                                  ========

Liabilities and shareholders' equity:
Interest-bearing liabilities:
Money market/NOW accounts                        $125,276          1,296       4.10%       $ 97,673          1,059       4.30%
Savings deposits                                   17,105            115       2.67%          9,939             67       2.67%
Certificates of deposit                           226,201          3,259       5.72%        165,846          2,420       5.79%
Certificates of deposit
 over $100,000                                     34,551            498       5.72%         47,601            667       5.56%
IRA certificates                                   21,677            318       5.82%         12,887            190       5.85%
                                                 --------        -------       -----       --------        -------       -----
 Total interest-bearing deposits                  424,810          5,486       5.12%        333,946          4,403       5.23%
                                                 --------        -------       -----       --------        -------       -----

Federal funds purchased, repurchase
 agreements, and other short-term
 borrowings                                        53,217            669       4.99%         68,122            993       5.78%
Long-term borrowings                               40,775            680       6.62%         18,674            333       7.07%
                                                 --------        -------       -----       --------        -------       -----
 Total interest-bearing liabilities               518,802          6,835       5.23%        420,742          5,729       5.40%
                                                 --------        -------       -----       --------        -------       -----

Non-interest-bearing liabilities:
Demand deposits                                    46,835                                    37,124
Other liabilities                                   6,018                                     2,350
Shareholders' equity                               44,752                                    26,432
                                                 --------                                  --------
 Total liabilities and shareholders' equity      $616,407                                  $486,648
                                                 ========                                  ========
 Net interest income                                             $ 5,617                                   $ 4,395
                                                                 =======                                   =======
 Net interest spread                                                           3.42%                                     3.23%
 Net interest margin                                                           3.90%                                     3.75%


---------
<F1> Interest on non-accruing loans is not included for purposes of calculating yields.
<F2> All yields are annualized.

                 DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                        Nine Months Ended September 30,
                                                 -----------------------------------------------------------------------------
                                                                 1998                                    1997
                                                 ------------------------------------   --------------------------------------
                                                 Average    Int. Earned/    Yield/      Average      Int. Earned/   Yield/
                                                 Balance      Expense    Rate<F1><F2>   Balance         Expense   Rate<F1><F2>
                                                 -------    ------------ ------------   -------      ------------ ------------
                                                                              (Dollars in thousands)
Assets:
Interest-earning assets:
Loans <F1>                                       $497,112     $33,509       9.01%       $336,965        $23,037       9.14%
Taxable investment securities                      67,810       3,123       6.16%         61,778          2,803       6.07%
Non-taxable investment securities                   1,507          52       4.61%          1,151             44       5.11%
Federal funds sold                                  7,451         326       5.85%          5,807            226       5.20%
                                                 --------     -------       -----       --------        -------       -----
 Total interest-earning assets                    573,880      37,010       8.62%        405,701         26,110       8.60%
                                                 --------     -------       -----       --------        -------       -----

Non-interest-earning assets:
Cash and due from banks                            11,735                                  7,417
Bank premises and equipment                        11,013                                  6,105
Other assets                                       28,170                                  7,061
Reserve for possible loan losses                   (5,511)                                (3,757)
                                                 --------                               --------
 Total assets                                    $619,287                               $422,527
                                                 ========                               ========

Liabilities and shareholders' equity:
Interest-bearing liabilities:
Money market/NOW accounts                        $122,662       3,798       4.14%       $ 88,737          2,844       4.29%
Savings deposits                                   16,791         340       2.71%          7,389            155       2.80%
Certificates of deposit                           229,621       9,907       5.77%        142,554          6,178       5.79%
Certificates of deposit
 over $100,000                                     42,140       1,771       5.62%         47,216          1,939       5.49%
IRA certificates                                   20,909         931       5.95%         10,656            471       5.91%
                                                 --------     -------       -----       --------        -------       -----
 Total interest-bearing deposits                  432,123      16,747       5.18%        296,552         11,587       5.22%
                                                 --------     -------       -----       --------        -------       -----

Federal funds purchased, repurchase
 agreements, and other short-term
 borrowings                                        51,526       1,926       5.00%         52,399          2,162       5.52%
Long-term borrowings                               38,870       2,055       7.07%         17,454            979       7.50%
                                                 --------     -------       -----       --------        -------       -----
 Total interest-bearing liabilities               522,519      20,728       5.30%        366,405         14,728       5.37%
                                                 --------     -------       -----       --------        -------       -----

Non-interest-bearing liabilities:
Demand deposits                                    46,122                                 31,262
Other liabilities                                   7,087                                  2,185
Shareholders' equity                               43,559                                 22,675
                                                 --------                               --------
 Total liabilities and
 shareholders' equity                            $619,287                               $422,527
                                                 ========                               ========
 Net interest income                                          $16,282                                   $11,382
                                                              =======                                   =======

 Net interest spread                                                        3.32%                                     3.23%
 Net interest margin                                                        3.79%                                     3.75%


--------
<F1> Interest on non-accruing loans is not included for purposes of calculating yields.
<F2> All yields are annualized.


   The following table sets forth for the periods indicated the change in interest income and interest expense which were attributable to change in average volume and changes in average rates.


                                                 RATE/VOLUME ANALYSIS
                                                   Quarter Ended September 30, 1998          Nine Months Ended September 30,1998
                                                            compared to the                             compared to the
                                                   Quarter Ended September 30, 1997          Nine Months Ended September 30,1997
                                                   ---------------------------------         -----------------------------------
                                                                                NET                                         NET
                                                   VOLUME           RATE      CHANGE         VOLUME          RATE         CHANGE
                                                   ------           ----      ------         ------          ----         ------
                                                                              (Dollars in thousands)
Interest earned on:

Loans                                              $2,233          $   -      $2,233        $10,805          $(333)       $10,472
Taxable investment securities                         157            (50)        107            279             41            320
Non-taxable securities                                  5              1           6             12             (4)             8
Federal funds sold and
 other investments                                    (30)            12         (18)            70             30            100
                                                   ------          -----      ------        -------          -----        -------
Total interest income                               2,365            (37)      2,328         11,166           (266)        10,900

Interest paid on:

Money Market and
 NOW accounts                                         290            (53)        237          1,058           (104)           954
Savings deposits                                       48              -          48            191             (6)           185
Certificates of deposit                               870            (31)        839          3,752            (23)         3,729
Certificates of deposit
 over $100,000                                       (187)            18        (169)          (212)            44           (168)
IRA Certificates                                      130             (2)        128            457              3            460
Federal funds purchased and
 other short-term borrowings                         (201)          (123)       (324)           (34)          (202)          (236)
Long-term borrowings                                  371            (24)        347          1,137            (61)         1,076
                                                   ------          -----      ------        -------          -----        -------
Total interest expense                              1,321           (215)      1,106          6,349           (349)         6,000
                                                   ------          -----      ------        -------          -----        -------

Net interest income                                $1,044          $ 178      $1,222        $ 4,817          $  83        $ 4,900
                                                   ======          =====      ======        =======          =====        =======

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the changes in each. Interest on non-accruing loans is not included for purposes of the table above.

The composition of the investment portfolio is summarized as follows:

                               INVESTMENT SECURITIES PORTFOLIO
                                                     September 30,   December 31,   September 30,
                                                          1998           1997           1997
                                                     -------------   ------------   -------------
United States Treasury securities                       $17,011        $ 9,478        $ 9,469
Obligations of United States government agencies         49,653         57,295         57,414
Federal Home Loan Bank stock                              3,574          7,033          7,033
States and political subdivisions                         1,457          1,563          1,224
Plus unrealized gain on securities held
 available-for-sale                                         340            129            128
Other                                                     1,168          1,371          1,089
                                                        -------        -------        -------
Total investment securities                             $73,203        $76,869        $76,357
                                                        =======        =======        =======


The composition of the loan portfolio is summarized as follows:

                                              LENDING AND CREDIT MANAGEMENT<F1>
                                                 September 30,                  December 31,                September 30,
                                                     1998                           1997                        1997
                                            -----------------------      ------------------------      -----------------------
                                                            Percent                       Percent                      Percent
                                                           of Total                      of Total                     of Total
                                            Amount           Loans       Amount            Loans       Amount           Loans
                                            ------         --------      ------          --------      ------         --------
                                                                            (Dollars in thousands)
Commercial, financial,
 agricultural municipal and
 industrial development                    $134,365         28.66%       $109,937         22.67%       $ 98,082         22.32%
Real estate--construction                    29,731          6.34%         27,181          5.61%         21,628          4.92%
Real estate--mortgage
 One- to four-family                        112,889         24.08%        195,964         40.42%        184,842         42.06%
 Multi-family and commercial                175,211         37.38%        135,452         27.94%        120,326         27.38%
Consumer and other                           17,454          3.72%         16,821          3.47%         14,874          3.38%
Less unearned income                           (884)        -0.19%           (493)        -0.10%           (242)        -0.06%
                                           --------        -------       --------        -------       --------        -------
 Total loans<F1>                           $468,766        100.00%       $484,862        100.00%       $439,510        100.00%
                                           ========        =======       ========        =======       ========        =======

<F1> The Bank had no outstanding foreign loans at the dates reported.

   The following table summarizes deposit activity:

                                               DEPOSIT LIABILITY COMPOSITION
                                                  September 30,                December 31,                 September 30,
                                                      1998                         1997                          1997
                                            ------------------------      ------------------------      -----------------------
                                                             Percent                      Percent                      Percent
                                                            of Total                      of Total                     of Total
                                            Amount          Deposits      Amount          Deposits      Amount         Deposits
                                            ------          --------      ------          --------      ------         --------
                                                                     (Dollars in thousands)
Demand deposits                            $ 48,413          10.34%      $ 50,060          10.33%      $ 46,134           9.75%
NOW accounts                                 19,744           4.22         18,448           3.81         18,643           3.94
Money market accounts                       107,054          22.87         97,408          20.10         98,411          20.79
Savings deposits                             16,355           3.49         16,157           3.33         19,241           4.06
Certificates of deposit                     223,279          47.70        231,601          47.79        219,980          46.47
Certificates of deposit
 over $100,000                               31,818           6.80         52,211          10.77         51,678          10.92
IRA certificates                             21,401           4.57         18,756           3.87         19,297           4.08
                                           --------         -------      --------         -------      --------         -------
 Total deposits                            $468,064         100.00%      $484,641         100.00%      $473,384         100.00%
                                           ========         =======      ========         =======      ========         =======



ALLOWANCE FOR LOAN LOSSES

   The provision for loan losses was $1.18 million through the nine months of 1998 compared to $1.68 million for the same period in 1997. Net charge-offs were $431 thousand for the nine months ended September 30, 1998 compared to $342 thousand for the same period in 1997. Net charge-offs for the first nine months of 1998 represented a low 0.09% of average loans, compared to 0.10% of average loans for the first nine months of 1997.

   The allowance for loan losses increased to $5.942 million at September 30, 1998 compared to $4.842 million at September 30, 1997. As a percentage of loans outstanding, the allowance represented 1.27% of loans at September 30, 1998 and 1.10% at September 30, 1997.

   The lower expense provision and the higher allowance percentage are the result of the bulk sales of mortgage loans during the second and third quarters of 1998 and due to the change in the loan mix. The Company has been focused on generating higher yielding loans from the commercial and industrial underwriting areas rather than lower yielding mortgage loans. This change in risk is also reflected in the increase in the allowance as a percentage of loans outstanding.

   The Company continually monitors the quality of its loan portfolio to ensure the timely charge-off of problem loans, early detection of potential problem credits and to determine the adequacy of the level of the allowance for loan losses. The Company believes that its reserve is adequate to reflect the credit risk in the portfolio.

   Non-performing assets increased to $1.192 million at September 30, 1998 compared to $777 thousand at September 30, 1997. This increase occurred primarily from a greater number of 90 days plus delinquent mortgage loans. Despite the dollar increase, non-performing assets as a percentage of total assets remained constant at 0.19% at September 30, 1998 and 0.18% at September 30, 1997. From year-end 1997, the percentage declined 3 basis points.

The following table summarizes, for the periods indicated, activity in the Bank's allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses.

           SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION--ALLOCATION
                          OF THE ALLOWANCE FOR LOAN LOSSES

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                        1998           1997
                                                                     ---------      ---------

                                                                      (Dollars in thousands)

Allowance for possible loan losses
   (beginning of period)                                              $  5,193       $  3,507
Loans charged off:
   Commercial, financial, agricultural,
     municipal and industrial development                                 (219)          (201)
   Real estate--mortgage                                                  (192)           (79)
   Installment and consumer                                                (77)           (94)
   Other loans                                                               -              -
                                                                      --------       --------
Total loans                                                               (488)          (374)
                                                                      --------       --------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
     municipal and industrial development                                    3             21
   Real estate--mortgage                                                    43              -
   Installment and consumer                                                 11             11
   Other loans                                                               -              -
                                                                      --------       --------
Total recoveries                                                            57             32
                                                                      --------       --------

Net loans charged off                                                     (431)          (342)
                                                                      --------       --------
Provision for possible loan losses                                       1,180          1,677
                                                                      --------       --------
Allowance for possible loan losses (end of period)                    $  5,942       $  4,842
                                                                      ========       ========
Loans outstanding:
   Average                                                            $497,112       $336,965
   End of period                                                       468,766        439,510

Ratios:
   Net charge-offs to average loans outstanding                           0.09%          0.10%
   Net charge-offs to provision for loan losses                          36.78          20.39
   Provision for loan losses
     to average loans outstanding                                         0.24           0.50
   Allowance for loan losses to total loans outstanding                   1.27           1.10

Allocation for possible loan losses at end of period:
   Commercial, financial, agricultural,
     municipal and industrial development                             $  3,597       $  2,276
   Real estate--construction                                               332            194
   Residential real estate loans, first deeds of trust                     492            823
   Installment loans to individuals                                        191            145
   All other loans                                                           -              -
   Unallocated                                                           1,330          1,404
                                                                      --------       --------

Total                                                                 $  5,942       $  4,842
                                                                      ========       ========


                        RISK ELEMENTS--PAST DUE, NONACCRUAL AND RESTRUCTURED LOANS

                                                                  September 30,   December 31,  September 30,
                                                                      1998           1997           1997
                                                                  -------------   ------------  -------------
                                                                           (Dollars in thousands)
Commercial, financial, agricultural and all other loans:
  Past due 90 days or more                                           $    -         $  341           $ 14
  Nonaccrual                                                            458            360            278
  Restructured terms                                                      -              -              -

Real estate--construction:
  Past due 90 days or more                                                -              -              -
  Nonaccrual                                                              -            108             26
  Restructured terms                                                      -              -              -

Real estate--mortgage:
  Past due 90 days or more                                              191            456            166
  Nonaccrual                                                            502             70            275
  Restructured terms                                                      -              -              -

Installment loans to individuals:
  Past due 90 days or more                                                -             21              -
  Nonaccrual                                                             41             21             18
  Restructured terms                                                      -              -              -
                                                                     ------         ------           ----
Total non-performing loans                                           $1,192         $1,377           $777
                                                                     ======         ======           ====

Ratios:
  Non-performing loans to total loans outstanding                      0.25%          0.28%          0.18%
  Non-performing assets to total assets                                0.19           0.23           0.15
  Non-performing loans to shareholders' equity                         2.58           3.26           2.23
  Reserve for possible loan losses to total loans                      1.27           1.07           1.10
  Reserve for possible loan losses
    to non-performing loans                                          498.57%        377.12%        623.17%

OTHER INCOME

     Non-interest income increased by $987 thousand to $1.95 million for the three months ended September 30, 1998 compared to $963 thousand in the third quarter in 1997.

     Included in the third quarter of 1998 was income of $462 thousand which resulted from the bulk sale of residential mortgage loans. The Company has been selling its residential mortgage loans to help fund additional growth in more profitable commercial loans. In addition to the bulk sale, operating lease income revenues increased by $345 thousand, or 366.40% to $439 thousand from $94 thousand for the comparable period of 1997.

     For the nine months ended September 30, 1998, non-interest income increased $3.19 million, or 156.37%, to $5.23 million, compared to $2.04 million for the nine months ended September 30, 1997.

     Service charge income for the nine-month period ended September 30, 1998 increased $195 thousand or 52.24%, compared to the comparable period in 1997. This increase is attributed to the Company's focus on revenue enhancement programs.

     Mortgage banking continues to add to income as these revenues for the period ending September 30, 1998 grew $637 thousand, or 61.94% to $1.67 million compared to $1.03 million for the comparable period in 1997 due to the favorable mortgage rate environment. Similarly operating lease income rose $1.04 million, or 711.64%, for the nine months ended September 30, 1998 to a total of $1.67 million. This increase reflects the growth in this product line since it was first offered in 1997.

     The mortgage loan bulk sales added $1.07 million to other income for the nine months ended September 30, 1998. This strategy of selling adjustable rate mortgages held in the loan portfolio was employed to avoid accelerated loan pay offs due to a lowering mortgage rate environment and utilizing those funds to underwrite higher yielding commercial loans.

OTHER EXPENSES

     Because of the Company's rapid expansion during 1997, including additional branch locations, a thrift acquisition of the Savings Bank, the acquisition of deposits and business line expansion particularly in the mortgage origination area, all categories of other expenses showed very large increases when comparing both the three-month and nine-month periods ended September 30, 1998 compared to the respective 1997 periods. The majority of the activities mentioned in 1997 occurred at the end of the third quarter.

     For the three months ended September 30, 1998 compared to September 30, 1997, other expenses increased $1.70 million to $5.11 million from $3.41 million.

     Salaries and employee benefits increased to $6.82 million from $4.02 million for the respective nine-month periods. While this increase was impacted by the above-mentioned expansion, additional expenses were incurred with senior level and support staff additions during 1998. The Company had 237 full-time equivalent employees ("FTE") at September 30, 1998 compared to 180 FTE employees at September 30, 1997.

     Expenses associated with additional premises and equipment showed substantial increases for the comparable three-month periods ended September 30, 1998 and 1997 with depreciation expense up $196 thousand, rent expense up $54 thousand and telephone expense up $37 thousand.

     Operating lease depreciation increased by $258 thousand to $404 thousand for the three months ended September 30, 1998 from $146 thousand for the three months ended September 30, 1997 reflecting the inception of the leasing business during the second quarter of 1997. For the nine months ended September 30, 1998 operating lease depreciation increased by $893 thousand or 420% compared to the nine months ended September 30, 1997.

     For the nine months ended September 30, 1998, total other expenses increased $7.34 million, totaling $15.53 million compared to $8.19 million for the nine months ended September 30, 1997. The only operating expense showing a reduction during the nine months of 1998 was legal fees, which declined $110 thousand because of reduced expansion activity in 1998.

     Goodwill amortization was $661 thousand for the nine months ended September 30, 1998, up $477 thousand, or 260%, from the comparable period in 1997. This increase was the result of the thrift and deposit acquisition that occurred in the third quarter of 1997.

     The Company's efficiency ratios for the three-month periods ended September 30, 1998 and 1997 were 67.56% and 63.61%, respectively. For the nine-month period ended September 30, 1998 and 1997, the efficiency ratios were 72.50% and 60.98%, respectively. The substantial increases in this ratio were the result of the rapid expansion during the latter half of 1997. The Company is diligently working to improve its efficiency by both revenue enhancement and aggressive cost control. The third quarter of 1998 showed an improvement in the efficiency ratio from 71.44% in the second quarter of 1998 to the aforementioned 67.56%.

CAPITAL RESOURCE AND LIQUIDITY

     The pace of net growth in earning assets has slowed somewhat during the last nine months due to the bulk sales of mortgage loans. Period end deposits decreased slightly from year-end 1997 due to the planned reduction in non-core $100 thousand and over certificates of deposits. The Company continues to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank as necessary to balance liquidity and cost effectiveness. The Company closely monitors its level of liquidity to meet expected future needs.

     The Company's commitment to maintaining adequate capital is evident by the substantial increase in its average equity to average asset ratio which improved to 7.26 for the quarter ended September 30, 1998 compared to 5.43% for the third quarter in 1997. The Company remains committed to maintaining a strong equity base while continuing with its controlled expansion plans.

     Regulatory guidelines require that Tier 1 capital equal at least 4.00% of risk weighted assets and that total capital equal at least 8.00% of risk weighted assets. At September 30, 1998, Tier 1 capital was 7.12% and total risk based capital was 8.94%. This compares to Tier 1 capital of 6.33% and total risk based capital of 7.38% as of September 30, 1997.

YEAR 2000

     The Year 2000 issue arises from the use of a two-digit field to identify years in computer programs and the assumption of a single century, the 1900's. In order for computer systems to function properly, systems must be Year 2000 compliant or able to accurately identify date information in the 20th and 21st centuries. The Company has defined Year 2000 compliant as "the ability of software and hardware systems to correctly receive, process, and provide data within and between the 20th and 21st centuries." The Company is highly dependent on computer systems to process its daily transactions. The inability to accurately process date related information would have a material impact on its operation and financial condition. To mitigate the risks of a Year 2000 failure, a Year 2000 action plan has been developed and implemented. The Plan is comprised of five phases, with completion of all five necessary to protect the Company against potential Year 2000 failures.

Company Readiness

     In phase one of the plan (awareness), a comprehensive strategy for addressing Year 2000 issues was formulated, including allocating sufficient human and financial resources to insure successful implementation. In phase two (assessment), a detailed inventory was conducted of all hardware and software products that are utilized by the Company. Hardware and software systems that possess date sensitive applications were identified and prioritized based on their level of importance in maintaining financial integrity and in the delivery of services to Company customers. Initial review of all systems to determine Year 2000 compliant status was conducted, and "drop dead" dates for obtaining alternate systems were established. Phase three (renovation) primarily includes upgrading necessary systems to Year 2000 compliant status. The Company does not possess any internally developed or programmed software or hardware. All hardware and software has been
provided by third parties under licensing agreements.   Therefore, as
necessary, upgraded systems that are certified by the vendor, as Year 2000 compliant will be installed. Phase four (testing) will include testing of all hardware and software systems to validate the renovation phase, in addition to testing the compatibility of system interfaces. Test scripts internally prepared, as well as developed by third party vendors will be utilized for system testing. Finally, phase five (implementation) will include certification that all systems are Year 2000 compliant.

Year 2000 Status, Including Timetable for Completion

     To date, phase one and two, awareness and assessment, have been completed. Although most of the Company's significant systems, including general ledger, deposits and loans, would be materially impacted by a Year 2000 failure, this risk is mitigated by vendor Year 2000 certifications of the individual systems and comprehensive internal testing that will be completed by the Company. Phase three
(renovation) is substantially complete with only two lesser significant software packages that require upgrades. It is anticipated that these will be replaced no later than December 31, 1998. Phase four (testing) is progressing as outlined in the Company's Year 2000 testing plan. To date, approximately 20 percent of all systems have been tested. Testing the remainder of all "mission critical" systems as well as substantially all other systems is scheduled to be completed by December 31, 1998. Phase five (implementation) is expected to be completed by March 31, 1999.

Third Party Exposure

     The Company has gathered information about the Year 2000
compliance status of customers with significant credit relationships and with providers of certain third party services, and continues to monitor their compliance. To date, the Company is not aware of any third party service providers or loan customers that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that these entities will be Year 2000 ready. The inability of third parties to complete their Year 2000 programs in a timely manner could materially impact the Company. The effect of non-compliant third parties is not determinable.

Year 2000 Costs

     The Company will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $230,000 and is funded through operating cash flows. To date, the Company has incurred approximately $159,000 ($77,000 expensed and $82,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $50,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $21,000 relates to the repair of hardware and software as well as testing, and will be expensed as incurred.

Overall Year 2000 Risks

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that additional phases are not completed, the Company could experience system failures that would have a significant impact on the Company's financial condition. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer system product failures. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Planning

     The Company has contingency plans for certain mission critical applications and is working on such plans for all other systems. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies. In addition, funding plans are being developed to insure that adequate levels of liquid assets are available in the event of significant customer withdrawals of cash items, as a result of Year 2000 issues.

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

ITEM 1.   LEGAL PROCEEDINGS
          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5.   OTHER INFORMATION

     Proposals of shareholders of the Company intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Company by January 15, 1999 for enclosure in the Company's Proxy Statement and proxy relating to that meeting. Upon receipt of any such proposal, the Company will determine whether or not to include such proposal in the Proxy Statement and proxy in accordance with regulations governing the solicitation of proxies.

     At the 1999 Annual Meeting of Shareholders, the individuals named in the Proxy relating to such meeting will exercise discretionary authority to vote on any matter brought before the meeting, with respect to which the Company was provided with notice on or after March 31, 1999. With respect to matters brought before the meeting which the Company was provided with notice after January 15, 1999 and before March 31, 1999, the individuals named in the Proxy relating to such meeting will exercise discretionary authority to vote on any such matter and the Company will include in the Proxy Statement advice on the nature of the matter and how the individuals named in the Proxy relating to such meeting intend to exercise their discretion to vote on each matter. Notwithstanding the above, the individuals named in the Proxy relating to such meeting shall not exercise discretionary authority over a matter if: (i) the Company receives notice of such matter by March 31, 1999;
(ii) by March 31, 1999, the proponent of such matter (the "Proponent") provides the Company with a written statement that the Proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under Missouri law to carry the proposal; (iii) the Proponent includes the same statement in its proxy materials filed under Rule 14a-6 of the Securities Exchange Act of 1934, as amended; and (iv) immediately after soliciting the percentage of shareholders required to carry the proposal, the Proponent provides the Company with a statement from any solicitor or other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under Missouri law to carry the proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          See Exhibit Index hereto

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in her dual responsibilities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.



                                  ALLEGIANT BANCORP, INC.
                                    (Registrant)


_________________________, 1998   By: ________________________________
                                      Sandra L. Friedman,
                                      Senior Vice President and
                                      Chief Financial Officer

                       EXHIBIT INDEX


Ex. No.   Description
-------   -----------

 3        Amendment of Articles of Incorporation
11.1      Computation of Earnings Per Share
 27       Financial Data Schedule for the nine months ended
          September 30, 1998