Form 10-Q/A
period 1998-09-30
ALLEGIANT BANCORP INC
filed 1998-11-24
CIK 852642

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q/A


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



                                  ALLEGIANT BANCORP, INC.
                                    (Registrant)


                                  By: /s/ Sandra L. Friedman
November 23, 1998                     ---------------------------
                                      Sandra L. Friedman,
                                      Senior Vice President and
                                      Chief Financial Officer