Form 10-K
period 1998-12-31
ALLEGIANT BANCORP INC
filed 1999-03-31
CIK 852642

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File No. 0-26350

                            ALLEGIANT BANCORP, INC.
            (Exact name of registrant as specified in its charter)



                 Missouri                                   43-1519382
         (State of Incorporation)                         (IRS Employer
                                                       Identification No.)

             2122 Kratky Road                                 63114
            St. Louis, Missouri                             (Zip code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: 314-692-8200

       Securities registered pursuant to Section 12(b) of the Act: None
                Name of exchange on which registered:  None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 Par Value


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X     No
                                 -----      -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999:
                 Common Stock, $0.01 par value, $65,601,240

          Number of shares outstanding of each of the registrant's
                classes of common stock, as of March 25, 1999:
         Common Stock, $0.01 par value, 6,560,124 shares outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE
   As provided herein, portions of the documents below are incorporated by reference:
                  Document                                      Part--Form 10-K
                  --------                                      ---------------
 1998 Annual Report of the Registrant to its Shareholders      Parts I, II, IV

 Registrant's Proxy Statement for the 1999
 Annual Meeting of Shareholders                                Part III
===============================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Allegiant Bancorp, Inc. ("Allegiant" or the "Company") is a bank holding company that owns all of the capital stock of Allegiant Bank, a Missouri state-chartered bank (the "Bank"). The Bank provides personal and commercial banking and related financial services from 12 locations in the St. Louis Standard Metropolitan Statistical Area ("St. Louis SMSA"), the 16th largest metropolitan area in the United States. As of December 31, 1998, the Company reported consolidated total assets of $596.3 million, consolidated loans of $495.7 million, consolidated deposits of $450.8 million and consolidated shareholders' equity of $48.1 million. The Company has its principal offices at 2122 Kratky Road, St. Louis, Missouri 63114 (telephone number 314-692-8200).

     The Company was organized in May 1989 and acquired Allegiant State Bank at that time. The Company acquired the Bank in 1990. In November 1994, the Bank acquired Allegiant Mortgage Company, a Missouri corporation (the "Mortgage Company"). Effective January 1995, Allegiant State Bank merged into the Bank. The Company acquired Reliance Financial, Inc. ("Reliance"), a Delaware corporation and the parent of Reliance Savings and Loan Association of St. Louis County ("RFSLA"), a federal savings bank, through the merger of Reliance with and into the Company in August 1997. RFSLA was renamed Allegiant Bank, FSB upon consummation of the Reliance Acquisition and was merged into the Bank in September 1998. On January 1, 1999, the Bank acquired all of the assets and liabilities of the Mortgage Company, which subsequently was dissolved.

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

     The Company's primary service area is located in St. Louis County which has a population of approximately 1.0 million and the City of St. Louis which has a population of approximately 400 thousand. A key to market coverage is accessibility. With the addition of the Mehlville retail banking office in 1996, the St. Peters, Affton (the Savings Bank) and Crestwood retail banking offices in 1997, and a new downtown retail banking office in the first quarter of 1999, management believes that the Company's retail banking offices are within a 20-minute drive from all principal sectors of the St. Louis SMSA. Upon consummation of the Branch Acquisition, the Bank added retail banking offices in Warrenton, Missouri and Union, Missouri. The Warrenton banking office is located in Warren County, which has a population of approximately 23 thousand. The Union banking office is located in Franklin County, which has a population of approximately 87 thousand. Both the Warrenton and Union banking offices are within a 45-minute drive from St. Louis County. The recent branch openings, the Reliance Acquisition and the Branch Acquisition are part of the Company's plan to expand into markets in St. Louis County and contiguous counties to provide accessibility to its customers.

     The Bank sold three retail banking offices in northeastern Missouri, the cities of Kahoka, Palmyra and Monroe, including the deposit liabilities and certain loans and fixed assets with respect thereto, to Exchange Bank of Northeast Missouri, a subsidiary of Lincoln County Bancorp, Inc. on
December 4, 1998. The sale of these branches will allow the Company to concentrate exclusively on opportunities in the higher-growth St. Louis metropolitan area and contiguous counties. Pursuant to this branch sale, the Bank transferred approximately $40.0 million of deposit liabilities and approximately $15.3 million of total assets, including approximately $13.9 million of total loans, to Exchange Bank of Northeast Missouri. The Company received a total premium of approximately $2.4 million in connection with such sale.

FINANCIAL SUMMARY OF THE COMPANY

     A consolidated financial summary of the Company and its subsidiaries included on page 10 in the 1998 Annual Report of the Registrant to its Shareholders, is incorporated herein by reference.

SUBSIDIARIES

     The table setting forth the names and locations of the Company's subsidiaries is included as Exhibit 21 hereto.

OPERATIONS

     The Bank offers complete banking and trust services to the individual, commercial business and municipal segments of the St. Louis metropolitan market area that it serves. Services include commercial, real estate, mortgage and installment loans, checking, savings and time deposits, trust and other fiduciary services, and various other customer services such as brokerage, insurance and safe deposit.

COMPETITION

     The Company's subsidiaries encounter substantial competition in offering all of their banking and related financial products and services from other banking institutions and from an increasing number of non-banking institutions in its market area. Many of the Bank's non-bank competitors are not subject to the extensive federal and state regulations which govern the Company and its subsidiaries and, as a result, have a competitive advantage over the Bank in providing certain services. Many of the financial institutions with which the Bank competes are larger and have substantially greater financial resources than the Bank.

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

     The Company and the Bank are subject to supervision and examination by applicable federal and state banking agencies. The earnings of the Bank, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC"), the Missouri Division of Finance (the "Division of Finance") and various other state financial institution regulatory agencies. In addition, there are numerous governmental requirements and regulations that affect the activities of the Company and its subsidiaries.

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

     Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and the Mortgage Company. The principal source of the Company's revenues is dividends from the Bank. Various federal and/or state statutory provisions limit the amount of dividends the Bank can pay to the Company without regulatory approval. The approval of appropriate federal or state bank regulatory agencies is required for any dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of such institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. The payment of dividends by the Bank also may be affected by other factors, such as the maintenance of adequate capital.

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

     FDIC Insurance Assessments. The Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. See "--FIRREA and FDICIA."

     Support of Subsidiary Banks. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where it might not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to the Bank also would be subordinate in right of payment to deposits and certain other indebtedness of the Bank.

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

     The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it: (i) had a total risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier 1 capital to risk-weighted assets of 6% or greater; (iii) had a ratio of Tier 1 capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a total risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier 1 capital to risk-weighted assets of 4% or greater; and (iii) had a ratio of Tier 1 capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies'

CAMEL rating system in their most recent examination may be adequately capitalized if their ratios of Tier 1 capital to adjusted total assets were 3% or greater).

     FDICIA also made extensive changes in existing rules regarding audits, examinations and accounting. It generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also imposed new responsibilities on management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance sheet liabilities and assets.

     Banking agencies have adopted final regulations that mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as part of the institution's regular safety and soundness examination. Banking agencies also have adopted regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the evaluation of a bank's capital adequacy and have established an explicit risk-based capital charge for interest rate risk.

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

     The Interstate Banking and Community Development Legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), enacted in 1994, facilitated the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, except for banks located in Montana and Texas, which states enacted legislation to "opt out" of this authority, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of Riegle-Neal is to permit the Company to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Missouri.

     There also have been a number of recent legislative and regulatory proposals designed to improve the overall financial stability of the United States banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, what their effect will be on the Company.

EMPLOYEES

As of December 31, 1998, the Company and the Bank had approximately 215 full-time equivalent employees. None of these employees of the Company or the Bank are subject to a collective bargaining agreement. The Company considers its relationships with its employees and those of the Bank to be good.

STATISTICAL DISCLOSURES

     The following statistical disclosures, except as noted, are included in the 1998 Annual Report of the Registrant to its Shareholders, and incorporated herein by reference.

                                                                               ANNUAL REPORT
        SCHEDULE                                                                 REFERENCE
        --------                                                                -----------
I.      DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
        INTEREST RATES AND INTEREST DIFFERENTIAL
        A.  Average Balance Sheets                                                 p. 12
        B.  Analysis of Net Interest Earnings                                      p. 11
        C.  Taxable-Equivalent Rate-Volume Analysis                                p. 14
II.     INVESTMENT PORTFOLIO
        A.  Book Value by Type of Security                                         p. 16
        B.  Maturity Distribution                                                  p. 16
III.    LOAN PORTFOLIO
        A.  Types of Loans                                                         p. 17
        B.  Maturities and Sensitivities to Changes in Interest Rates              p. 17
        C.  Risk Elements
            1.  Non-Accrual, Past Due and Restructured Loans                       p. 18
            2.  Potential Problem Loans                                            p. 18
            3.  Foreign Outstandings                                                n/a
IV.     SUMMARY OF LOAN LOSS EXPERIENCE
        A.  Reserve for Possible Loan Losses                                       p. 19
        B.  Allocation of the Reserve for Possible Loan Losses                   pp. 18-19
V.      DEPOSITS<F*>
        A.  Average Balances and Rates Paid by Deposit Category                    p. 12
        B.  Maturity Distribution of Certain CDs and Time Deposits                 p. 20
VI.     RETURN ON EQUITY AND ASSETS                                                p. 11
VII.    SHORT-TERM BORROWINGS                                                      p. 22

--------------------
<F*>   There were no interest-bearing deposits with foreign banks at
December 31, 1998, 1997 or 1996.

ITEM 2. PROPERTIES

     The Company operates its principal executive, administrative and operational offices at 2122 Kratky Road in St. Louis, Missouri. As of December 31, 1998, the Bank conducted its business and operations out of 15 locations in the greater St. Louis Metropolitan area. The Company's physical properties, which are either owned or leased, are in satisfactory condition, adequately insured and suitable and adequate for present operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the quarter ended December 31, 1998 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part III, Item 10.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     Information concerning the Common Stock of the Registrant, included on page 44 in the 1998 Annual Report of the Registrant to its Shareholders, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Data, included on page 10 in the 1998 Annual Report of the Registrant to its Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, included on pages 11 through 23 of the 1998 Annual Report of the Registrant to its Shareholders, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures About Market Risk, included under the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity" on pages
20 and 21 of the 1998 Annual Report of the Registrant to its Shareholders, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, included in the 1998 Annual Report of the Registrant to its Shareholders, are incorporated herein by reference.

                                                             ANNUAL REPORT
     STATEMENT                                                 REFERENCE
     ---------                                                -----------
Report of Ernst & Young LLP, Independent Auditor.               Page 24

Consolidated Balance Sheets - December 31, 1998, 1997 and
   1996.                                                        Page 25

Consolidated Statements of Income - Years ended December 31,
   1998, 1997 and 1996.                                         Page 26

Consolidated Statements of Shareholders' Equity -
   Years ended December 31, 1998, 1997 and 1996.                Page 27

Consolidated Statements of Cash Flows - Years ended
   December 31, 1998, 1997 and 1996.                            Page 28

Notes to Consolidated Financial Statements.                     Pages 29-41

     Selected Quarterly Financial Data (unaudited), included as Note 21 on page 41 in the 1998 Annual Report of the Registrant to its Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information regarding the change of accountants for the Company is contained in "Independent Public Accountants" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is contained under "Election of Directors" and "Voting Securities and Principal Holders Thereof" included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

     The following is a list, as of February 28, 1999, of the names and ages of the executive officers of Allegiant and all positions and offices with Allegiant presently held by the person named. There is no family relationship between any of the named persons.

     The name, age and position with respect to each of the executive officers of the Company are set forth below:

     Marvin S. Wool, 70, has served as a director of the Company since 1990 and as the Chairman of the Company and of the Bank since March 1992. Mr. Wool served as Chief Executive Officer of the Company from March 1992 through December 1998. For more than the past five years, Mr. Wool has served as the President and Chief Executive Officer of Dash Multi-Corp, the holding company for ten subsidiary companies located in Georgia, Mississippi, Missouri, New Jersey and California that are in the chemical, cloth coating and carpet industries.

     Shaun R. Hayes, 39, has served as a director and as the President of the Company since 1989 and President and Chief Executive Officer of the Bank since May 1992. Mr. Hayes became Chief Executive Officer of the Company in January 1999.

     Sandra L. Friedman, 48, has served as Senior Vice President and Chief Financial Officer of the Company and as Executive Vice President and Chief Financial Officer of the Bank since January 1998. From 1996 to 1997, Ms. Friedman served as Senior Vice President/Risk Management of Mark Twain Bancshares, Inc. and from 1986 to 1996 as Vice President of Mark Twain Bancshares, Inc.

     The executive officers were appointed by and serve at the pleasure of the Board of Directors of the Company.

     Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is contained in "Section 16(a) Beneficial Ownership Reporting Compliance," included in the Registrant's Proxy Statement of the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is contained in "Compensation of Executive Officers," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related Transactions," included in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   (1)   Financial Statements: Incorporated herein by reference, are listed in Item 8 hereof.

           (2)   Financial Statement Schedules:

           Report of BDO Seidman, LLP, relating to the consolidated financial statements of the Company for the years ended December 31, 1997 and 1996, is found following the signature pages hereto.

           (3)   Exhibits: See Exhibit Index at page 15 hereof.

     (b)   Reports on Form 8-K

           The Company filed one Current Report on Form 8-K on December 18, 1998. In such report, under Item 5, the Company disclosed the sale on December 4, 1998 of its three Northeast Missouri branch offices in Kahoka, Palmyra and Monroe City, including the deposit liabilities and certain loans and fixed assets with respect thereto, to Exchange Bank of Northeast Missouri, a subsidiary of Lincoln County Bancorp, Inc. The sale of these branches will allow the Company to concentrate exclusively on opportunities in the higher-growth St. Louis metropolitan area and contiguous counties. Pursuant to this branch sale, the Bank transferred approximately $40.0 million of deposit liabilities and approximately $15.3 million of total assets, including approximately $13.9 million of total loans, to Exchange Bank of Northeast Missouri. The Company received a total premium of approximately $2.4 million in connection with such sale.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 31st day of March 1999.

                                      ALLEGIANT BANCORP, INC.
                                      (Registrant)



                                      By   /s/ Shaun R. Hayes
                                         --------------------------------------
                                           Shaun R. Hayes, President and
                                           Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    Signature                          Title                                        Date
    ---------                          -----                                        ----

/s/ Marvin S. Wool             Chairman of the Board                          March 31, 1999
---------------------------
Marvin S. Wool


/s/ Shaun R. Hayes             President, Chief Executive Officer             March 31, 1999
---------------------------
Shaun R. Hayes                 and Director


/s/ Sandra L. Friedman         Senior Vice President and Chief                March 31, 1999
---------------------------
Sandra L. Friedman             Financial Officer


/s/ Leland B. Curtis           Director                                       March 31, 1999
---------------------------
Leland B. Curtis


/s/ Kevin R. Farrell           Director                                       March 31, 1999
---------------------------
Kevin R. Farrell


/s/ Leon A. Felman             Director                                       March 31, 1999
---------------------------
Leon A. Felman



/s/ C. Virginia Kirkpatrick    Director                                       March 31, 1999
---------------------------
C. Virginia Kirkpatrick


/s/ Jack K. Krause             Director                                       March 31, 1999
---------------------------
Jack K. Krause


/s/ Lee S. Wielansky           Director                                       March 31, 1999
---------------------------
Lee S. Wielansky


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                         (BDO Seidman, LLP letterhead)

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

                                              /s/ BDO Seidman, LLP
                                              St. Louis, Missouri

March 13, 1998

                                                EXHIBIT INDEX

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
     3.1         Articles of Incorporation, as amended, of the Company, filed as Exhibit 3.1 to Registrant's
                 Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

     3.1(a)      Amendment to Articles of Incorporation, as amended, of the Company, filed as Exhibit 3 to the
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

     3.2         By-laws of the Company, as currently in effect, are filed herewith.

     4.1         Form of Stock Certificate for Common Stock, filed as Exhibit 4.2 to the Company's
                 Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

     4.2         Form of Warrant Agreement, filed as Exhibit 4.3 to Company's Registration Statement on Form
                 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

     10.1        Loan Agreement, dated November 12, 1998, by and between LaSalle National Bank and the
                 Company, is filed herewith.

     10.2        Pledge Agreement, dated November 12, 1998, by and between LaSalle National Bank and the
                 Company, is filed herewith.

     10.3        Allegiant Bancorp, Inc. 1994 Stock Option Plan, filed as Exhibit 10.7 to Company's
                 Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.<F*>

     10.4        Allegiant Bancorp, Inc. 1996 Stock Option Plan, filed as Exhibit 4.4 to Company's Form S-8
                 (Reg. No. 0-26350) is hereby incorporated by reference.<F*>

     10.5        Allegiant Bancorp, Inc. Directors Stock Option Plan, filed as Exhibit 4.5 to Company's Form
                 S-8 (Reg. No. 0-26350) is hereby incorporated by reference.<F*>

     10.6        Allegiant Bancorp, Inc. 1989 Stock Option Plan, filed as Exhibit 4.6 to Company's Form S-8
                 (Reg. No. 0-26350) is hereby incorporated by reference.<F*>

     10.7        Deposit Transfer and Asset Purchase Agreement, dated May 8, 1997, between Roosevelt Bank and
                 Allegiant Bancorp, Inc., filed as Exhibit 10.15 to Registrant's Registration Statement on
                 Form S-4/A (Reg. No. 0-26433) is hereby incorporated by reference.

     10.8        Deposit Transfer and Asset Purchase Agreement, dated May 8, 1997, between Roosevelt Bank and
                 Allegiant Bancorp, Inc., filed as Exhibit 10.16 to Company's Registration Statement on Form
                 S-4/A (Reg. No. 0-26433) is hereby incorporated by reference.

     13          Portions of the 1998 Annual Report of the Company to its Shareholders are filed herewith.

     21.1        Subsidiaries of the Company is filed herewith.

     23.1        Consent of Ernst & Young LLP is filed herewith.

     23.2        Consent of BDO Seidman, LLP is filed herewith.

     27.1        Financial Data Schedule is filed herewith (December 31, 1998).

-------------------------
<F*>   Management contract or compensatory plan or arrangement.
