Form 10-Q
period 1999-03-31
ALLEGIANT BANCORP INC
filed 1999-05-14
CIK 852642

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1999
                               -----------------------------------------------


Commission file number                          0-26350
                       -------------------------------------------------------


                            ALLEGIANT BANCORP, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              MISSOURI                                43-1519382
--------------------------------         -------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
      of incorporation or
           organization)

                               2122 KRATKY ROAD
                           ST. LOUIS, MISSOURI 63114
------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (314) 692-8200
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       /X/   Yes     / / No

                                                    Number of shares
           Title of class                   outstanding as of April 30, 1999
-----------------------------------      -------------------------------------
   Common stock, $0.01 par value                       6,561,615

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                                  INDEX
                                                                                                  Page
                                                                                                  ----
PART I.        FINANCIAL INFORMATION

   Item 1.  Financial Statements                                                                     1

            Consolidated Balance Sheets - March 31, 1999 and 1998 (Unaudited)
             and December 31, 1998                                                                   1

            Consolidated Statements of Income (Unaudited) - Three Months Ended
             March 31, 1999 and 1998                                                                 2

            Consolidated Statement of Shareholders' Equity (Unaudited) - Three Months Ended
             March 31, 1999                                                                          3

            Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended
             March 31, 1999 and 1998                                                                 4

            Notes to Condensed Consolidated Financial Statements                                     5

   Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                               6

            Distribution of Average Assets, Liabilities and Shareholders' Equity
             and Interest Rates - Three Months Ended March 31, 1999 and 1998                         8

            Rate/Volume Analysis - Quarter Ended March 31, 1999                                      9

            Investment Securities Portfolio - March 31, 1999 and 1998 and December 31, 1998         10

            Lending and Credit Management - March 31, 1999 and 1998 and December 31, 1998           10

            Deposit Liability Composition - March 31, 1999 and 1998 and December 31, 1998           11

            Summary of Loan Loss Experience and Related Information--Allocation of the
             Allowance for Loan Losses - Three Months Ended March 31, 1999 and 1998                 13

            Risk Elements--Nonaccrual, Past Due and Restructured Loans - March 31, 1999
             and 1998 and December 31, 1998                                                         14

            Capital Resources and Liquidity                                                         16

            Year 2000                                                                               16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              18



PART II.       OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                        19

SIGNATURES                                                                                          19

EXHIBIT INDEX                                                                                       20

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                March 31,       December 31,       March 31,
                                                                  1999              1998              1998
                                                               (Unaudited)                        (Unaudited)
                                                               -----------      ------------      -----------
                                                                                (In thousands)
ASSETS:
------
Cash and due from banks                                       $   12,855        $   13,693        $   12,890
Federal funds sold and other overnight investments                 4,475             3,430             7,940
Investment securities:
   Available-for-sale (at estimated market value)                 45,075            42,740            35,348
   Held-to-maturity (estimated market value of
      $10,927, $12,132 and $22,999, respectively)                 10,852            12,040            22,843
Loans, net of allowance for possible loan losses of
   $6,767, $6,442 and $5,425, respectively                       513,539           489,227           501,731
Bank premises and equipment, net of accumulated
   depreciation                                                   10,866            11,010            10,987
Accrued interest and other assets                                 10,747            11,438            12,377
Cost in excess of fair value of net assets acquired               12,448            12,696            13,484
                                                              ----------        ----------        ----------
Total assets                                                  $  620,857        $  596,274        $  617,600
                                                              ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------
Deposits:
   Non-interest bearing                                       $   51,627        $   55,417        $   44,262
   Interest bearing                                              396,378           364,176           390,803
   Certificates of deposit of $100,000 or more                    33,033            31,173            44,711
                                                              ----------        ----------        ----------
Total deposits                                                   481,038           450,766           479,776
                                                              ----------        ----------        ----------
Short-term borrowings                                             47,039            53,542            51,038
Long-term borrowings                                              40,275            40,275            38,275
Accrued expenses and other liabilities                             3,446             3,587             5,494
                                                              ----------        ----------        ----------
Total liabilities                                                571,798           548,170           574,583
                                                              ----------        ----------        ----------

Shareholders' equity:
   Common Stock, $0.01 par value - shares
      authorized, 20,000,000; shares issued, 6,558,015,
      6,536,164 and 6,168,000, respectively                           65                65                61
   Capital surplus                                                42,026            41,898            39,760
   Retained earnings                                               7,057             6,058             3,060
   Accumulated other comprehensive income                            (89)               83               136
                                                              ----------        ----------        ----------
Total shareholders' equity                                        49,059            48,104            43,017
                                                              ----------        ----------        ----------
Total liabilities and shareholders' equity                    $  620,857        $  596,274        $  617,600
                                                              ==========        ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                       ----------------------------------
                                                                          1999                    1998
                                                                       ----------              ----------
                                                                 (In thousands, except share and per share data)
Interest income:
    Interest and fees on loans                                         $   11,073              $   11,142
    Investment securities                                                     773                   1,086
    Federal funds sold and overnight investments                               79                      42
                                                                       ----------              ----------
Total interest income                                                      11,925                  12,270
                                                                       ----------              ----------

Interest expense:
    Interest on deposits                                                    4,856                   5,618
    Interest on short-term borrowings                                         639                     564
    Interest on long-term debt                                                593                     659
                                                                       ----------              ----------
Total interest expense                                                      6,088                   6,841
                                                                       ----------              ----------

Net interest income                                                         5,837                   5,429
Provision for possible loan losses                                            562                     400
                                                                       ----------              ----------
Net interest income after
    provision for possible loan losses                                      5,275                   5,029
                                                                       ----------              ----------

Other income:
    Service charges and other fees                                          1,254                   1,097
    Net gain on sale of securities                                             --                      12
                                                                       ----------              ----------
Total other income                                                          1,254                   1,109
                                                                       ----------              ----------

Other expenses:
    Salaries and employee benefits                                          2,445                   2,314
    Occupancy and other operating expenses                                  2,413                   2,804
                                                                       ----------              ----------
Total other expenses                                                        4,858                   5,118
                                                                       ----------              ----------

Income before income taxes                                                  1,671                   1,020
Provision for income taxes                                                    669                     393
                                                                       ----------              ----------

Net income                                                             $    1,002              $      627
                                                                       ==========              ==========

Per share data:
Basic:
    Weighted average basic
       common shares outstanding                                        6,551,835               6,128,196
    Net income                                                         $     0.15              $     0.10

Diluted:
    Weighted average diluted
       common shares outstanding                                        6,680,485               6,632,426
    Net income                                                         $     0.15              $     0.09

See Notes to Condensed Consolidated Financial Statements.


ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                              Accumulated
                                                                                 Other
                                           Common    Capital    Retained    Comprehensive   Total Share-      Comprehensive
                                            Stock    Surplus    Earnings        Income     holders' Equity       Income
                                           ------    -------    --------   -------------  ---------------    -------------
                                                                          (In thousands)
Balance December 31, 1998                  $  65    $ 41,898    $  6,058        $   83      $  48,104
Net income                                    --          --       1,002            --          1,002          $  1,002
Unrealized losses on available-for-sale
   Securities, net of reclassification
   adjustment (see below)                     --          --          --          (172)          (172)             (172)
Comprehensive income                          --          --          --                           --
Stock dividend                                --          --          --                           --
Warrants exercised                            --          10          --                           10
New shares issued                             --          52          --                           52
Options exercised                             --          66          --                           66
Dividends                                     --          --          (3)                          (3)
                                           -----    --------    --------        ------      ---------          --------
Balance March 31, 1999                     $  65    $ 42,026    $  7,057        $  (89)     $  49,059          $    830
                                           =====    ========    ========        ======      =========          ========
Reclassification adjustments:
   Unrealized losses on
      available-for-sale securities                                             $ (172)
Less:
   Reclassification adjustment for gains
      realized, included in net income                                              --
                                                                                ------
Net unrealized losses on
   available-for-sale                                                           $ (172)
                                                                                ======

See Notes to Condensed Consolidated Financial Statements.


ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                         --------------------------------------
                                                                            1999                         1998
                                                                         ---------                    ---------
                                                                                     (In thousands)
OPERATING ACTIVITIES:
--------------------
   Net income                                                            $   1,002                    $     627
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                         873                          723
         Provision for loan losses                                             562                          400
         Changes in assets and liabilities:
            Accrued interest receivable and
               other assets                                                    577                       (1,435)
            Other liabilities                                                 (128)                         945
                                                                         ---------                    ---------

Cash provided by operating activities                                        2,886                        1,260
                                                                         ---------                    ---------

INVESTING ACTIVITIES:
--------------------
   Proceeds from maturities of securities held-to-maturity                   1,188                        9,111
   Proceeds from maturities of securities available-for-sale                 9,659                        9,888
   Proceeds from sales of securities available-for-sale                         --                        1,230
   Purchase of investment securities available-for-sale                    (12,281)                      (1,500)
   Loans made to customers, net of repayments                              (24,874)                     (22,693)
   Additions to premises and equipment                                        (266)                        (676)
                                                                         ---------                    ---------

Cash used in investing activities                                          (26,574)                      (4,640)
                                                                         ---------                    ---------

FINANCING ACTIVITIES:
--------------------
   Net increase (decrease) in deposits                                      30,273                       (4,865)
   Net decrease in short-term borrowings                                    (6,503)                      (2,541)
   Proceeds from issuance of long-term debt                                     --                       15,000
   Proceeds from issuance of common stock                                      128                          266
   Payment of dividends                                                         (3)                        (122)
                                                                         ---------                    ---------

Cash provided by financing activities                                       23,895                        7,738
                                                                         ---------                    ---------

Net increase in cash and cash equivalents                                      207                        4,358
Cash and cash equivalents, beginning of period                              17,123                       16,472
                                                                         ---------                    ---------
Cash and cash equivalents, end of period                                 $  17,330                    $  20,830
                                                                         =========                    =========


See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1999

Basis of Presentation

            The accompanying consolidated financial statements include the accounts of Allegiant Bancorp, Inc. (the "Company") and its subsidiaries:
Allegiant Bank (the "Bank") and Edge Mortgage Services, Inc. ("Edge"). The results of operations of Edge are included through March 19, 1999, the date Edge was sold to a former officer of the Company. The sale had no material effect on the consolidated financial statements of the Company. Unless the context requires otherwise, a reference to the Company includes Allegiant Bancorp, Inc. and its subsidiaries.

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

            The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Comprehensive Income

            During the first quarter of 1999 and 1998, total comprehensive income amounted to $830 thousand and $678 thousand, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and its subsidiaries. These forward-looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment.
Loans have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous smaller borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance, relating to work on developments or modifications to computer systems and to software, including work performed by suppliers or vendors, could affect the Company's future financial condition and operating results. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than anticipated.

Results of Operations

            Net income for the three months ended March 31, 1999 was $1.002 million, a 59.8% increase over the $627 thousand earned for the first quarter of 1998. Both basic earnings per share and diluted earnings per share were $0.15 for the first quarter of 1999 compared to basic and diluted earnings per share for the first quarter of 1998 of $0.10 and $0.09, respectively.
The annualized return on average assets for the first quarter of 1999 was 0.67% and represents a 63.4% improvement over the 0.41% annualized return on average assets reported for the first quarter of 1998. The return on average equity on an annualized basis was 8.41% for the first quarter of 1999 compared to 5.98% for the first quarter of 1998.

            The balance sheet categories as of March 31, 1999 showed modest growth compared to December 31, 1998 balances. Period end total assets increased $24.583 million, or 4.1%, from December 31, 1998 to March 31, 1999. Asset growth during the period was primarily in loans which before allowance for possible loan losses, increased $24.637 million, or 5.0%. Deposit balances increased $30.272 million, or 6.7%, from December 31, 1998 to March 31, 1999. Money market accounts increased $29.523 million representing the majority of the net deposit growth during the quarter. This growth was a result of promotion of a new money market product and resulted in a shift in deposits from maturing CD's. Certificates of deposit increased by a net of $5.714 million during the first quarter of 1999, including a $20 million increase in brokered CD's issued in February.

Net Interest Income

            Net interest income for the three months ended March 31, 1999 was $11.925 million, a 2.81% decrease compared to the $12.270 million reported for the first quarter of 1998. This $345 thousand decline was attributable to a slightly lower earning asset yield and a reduction of $10.563 million in average earning assets. The change in average earning assets reflected a decrease in investment securities of $16.175 million from the first quarter of 1998 to the first quarter of 1999. The reduction in investment securities provided funds for maturing certificates of deposit which were not renewed or shifted into other deposit accounts. The decrease in investment securities was partially offset by a $2.212 million increase in average loans and a $3.400 million increase in average overnight investments.

            Net interest margin for the first quarter of 1999 increased 36 basis points compared to the first quarter of 1998. The earning assets yield declined 8 basis points while the Company's efforts to shift maturing certificates of deposit into other deposit accounts at lower rates resulted in a 41 basis point reduction in the overall interest rate paid on interest bearing deposits. The net interest spread increased 33 basis points comparing the first quarter 1999 to the first quarter 1998 results.

            Interest expense on deposits declined $762 thousand due to a $20.902 million decline in average interest bearing deposits and due to a decline in the rate paid on deposits from 5.23% in the first quarter of 1998 to 4.75% for the comparable period in 1999. The decrease in interest expense on deposits consisted primarily of a $1.054 million decline in interest expense on certificates of deposit, offset by a $344 thousand increase in interest expense on money markets and NOW accounts. The average balance in certificates of deposit decreased by $56.728 million from the first quarter of 1998 to the first quarter of 1999 and the rate paid declined 44 basis points between those periods. The decrease in average deposits included the $39.992 million reduction from the December 1998 sale of the Company's branches located outside the St. Louis metropolitan area.

            The rate paid on long-term borrowings also contributed to the net interest margin improvement. The rate paid on long-term borrowings declined from 7.60% for the first quarter of 1998 to 5.97% for the first quarter of 1999. During October 1999, the Company refinanced a portion of its long-term debt and all outstanding subordinated debentures with a $13.650 million, 7.00% fixed rate, three-year note. This refinancing caused the rate paid on long-term borrowings to decline 183 basis points in the first quarter of 1999 compared to the first quarter of the previous year.

         The following table sets forth the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported:

                DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                    Three Months Ended March 31,
                                          -----------------------------------------------------------------------------
                                                         1999                                       1998
                                          -----------------------------------        ----------------------------------
                                          Average     Int. Earned/     Yield/        Average     Int. Earned/    Yield/
                                          Balance        Paid           Rate         Balance        Paid          Rate
                                          -------     ------------     ------        -------     -----------     ------
                                                                      (Dollars in thousands)
Assets:
Interest earning assets:
Loans                                    $ 507,830     $ 11,074         8.84%       $ 505,618     $ 11,142       8.94%
Taxable investment securities               51,217          755         5.90           67,330        1,072       6.37
Non-taxable investment securities            1,416           17         4.87            1,478           14       3.84
Federal funds sold                           6,807           79         4.71            3,407           42       5.00
                                         ---------     --------                     ---------     --------
    Total interest earning assets          567,270       11,925         8.53          577,833       12,270       8.61
                                         ---------     --------                     ---------     --------

Non-interest earning assets:
Cash and due from banks                     15,476                                      9,876
Bank premises and equipment                 10,967                                     10,615
Other assets                                23,667                                     28,650
Reserve for possible loan losses            (6,325)                                    (5,349)
                                         ---------                                  ---------
    Total assets                         $ 611,055                                  $ 621,625
                                         =========                                  =========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market/NOW accounts                $ 155,055        1,530         4.00%       $ 116,030        1,186       4.15%
Savings deposits                            14,877           79         2.15           16,322          109       2.71
Certificates of deposit                    192,664        2,575         5.42          233,878        3,356       5.82
Certificates of deposit
    over $100,000                           33,474          399         4.83           48,988          672       5.56
IRA certificates                            18,669          273         5.93           20,423          295       5.86
                                         ---------      -------                     ---------     --------
    Total interest bearing deposits        414,739        4,856         4.75          435,641        5,618       5.23
                                         ---------     --------                     ---------     --------

Federal funds purchased, repurchase
    agreements, and other short-term
    borrowings                              51,936          639         4.99           54,429          564       4.20
Long-term borrowings                        40,275          593         5.97           35,163          659       7.60
                                         ---------     --------                     ---------     --------
    Total interest bearing liabilities     506,950        6,088         4.87          525,233        6,841       5.28
                                         ---------     --------                     ---------     --------

Non-interest bearing liabilities:
Demand deposits                             51,796                                     45,846
Other liabilities                            3,996                                      8,002
Shareholders' equity                        48,313                                     42,544
                                         ---------                                  ---------
    Total liabilities and
       shareholders' equity              $ 611,055                                  $ 621,625
                                         =========                                  =========
    Net interest income                                $  5,837                                   $  5,429
                                                       ========                                   ========

    Net interest spread                                                 3.66%                                    3.33%
    Net interest margin                                                 4.17%                                    3.81%

         The following table sets forth for the periods indicated the changes in interest income and interest expense which were attributable to change in average volume and changes in average rates.


                                     RATE/VOLUME ANALYSIS

                                   Quarter Ended March 31,1999
                                         Compared to the
                                   Quarter Ended March 31,1998
                                   ---------------------------
                                       Volume                 Rate           Net Change
                                       ------                 ----           ----------
                                                        (In thousands)
Interest earned on:

Loans                                  $   49              $  (117)          $   (68)
Taxable investment securities            (242)                 (75)             (317)
Non-taxable securities                     (1)                   4                 3
Federal funds sold and
    other investments                      40                   (3)               37
                                       ------              -------           -------
Total interest income                    (154)                (191)             (345)
                                       ------              -------           -------

Interest paid on:

Money Market and
    NOW accounts                          386                  (42)              344
Savings deposits                           (9)                 (21)              (30)
Certificates of deposit                  (562)                (219)             (781)
Certificates of deposit
    over $100,000                        (193)                 (80)             (273)
IRA certificates                          (26)                   4               (22)
Federal funds purchased and
    other short-term borrowings           (27)                 102                75
Long-term borrowings                       88                 (154)              (66)
                                       ------              -------           -------
Total interest expense                   (343)                (410)             (753)
                                       ------              -------           -------

Net interest income                    $  189              $   219           $   408
                                       ======              =======           =======

      Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the changes in each.

         The composition of the investment portfolio is summarized as follows:

                                        INVESTMENT SECURITIES PORTFOLIO
                                                                 March 31,       December 31,       March 31,
                                                                   1999             1998               1998
                                                                 ---------       ------------       ---------
                                                                               (In thousands)
United States governmental and agency securities                $  39,424        $  37,021         $  33,833
Mortgage-backed securities                                         10,792           11,930            14,322
Federal Home Loan Bank stock                                        3,574            3,574             7,033
States and municipal securities                                     1,346            1,464             1,555
Other securities                                                      791              791             1,448
                                                                ---------        ---------         ---------
Total investment securities                                     $  55,927        $  54,780         $  58,191
                                                                =========        =========         =========

          The composition of the loan portfolio is summarized as follows:

                                               LENDING AND CREDIT MANAGEMENT<F1>
                                                March 31,                December 31,                  March 31,
                                                  1999                       1998                        1998
                                         -----------------------    ------------------------      --------------------
                                                        Percent                     Percent                   Percent
                                         Amount         of Total     Amount         of Total      Amount      of Total
                                         ------         --------     ------         --------      ------      --------
                                                                        (In thousands)
Commercial, financial,
    agricultural, municipal and
    industrial development             $ 129,523          24.89%   $ 126,239         25.47%     $  93,888       18.51%
Real estate--construction                 46,717           8.98       36,590          7.38         26,622        5.25
Real estate--mortgage
    One- to four-family                  117,894          22.66      116,291         23.46        224,758       44.32
    Multi-family and commercial          205,192          39.44      196,545         39.65        145,808       28.75
Consumer and other                        21,749           4.18       20,908          4.22         16,605        3.27
Less unearned income                        (769)          (.15)        (904)         (.18)          (525)      (0.10)
                                       ---------        -------    ---------        ------      ---------      ------
    Total loans<F1>                    $ 520,306         100.00%   $ 495,669        100.00%     $ 507,156      100.00%
                                       =========        =======    =========        ======      =========      ======

------------------------
<F1> The Company had no outstanding foreign loans at the dates reported.

         The following table summarizes deposit activity:

                                             DEPOSIT LIABILITY COMPOSITION

                                                  March 31,                    December 31,                March 31,
                                                     1999                          1998                      1998
                                              --------------------         ---------------------      --------------------
                                                          Percent                       Percent                    Percent
                                              Amount      of Total         Amount       of Total      Amount       of Total
                                              ------      --------         ------       --------      ------       --------
                                                                             (In thousands)
Demand deposits                             $  51,627       11.19%       $  55,417       12.29%     $  44,262        9.23%
NOW accounts                                   17,422        3.60           19,075        4.23         19,066        3.97
Money market accounts                         153,350       31.71          123,827       27.47        101,859       21.23
Savings deposits                               15,031        3.11           14,917        3.31         16,666        3.47
Certificates of deposit                       191,740       39.66          187,886       41.68        233,120       48.59
Certificates of deposit
    over $100,000                              33,033        6.83           31,173        6.92         44,711        9.32
IRA certificates                               18,835        3.90           18,471        4.10         20,092        4.19
                                            ---------      ------        ---------      ------      ---------      ------
   Total deposits                           $ 481,038      100.00%       $ 450,766      100.00%     $ 479,776      100.00%
                                            =========      ======        =========      ======      =========      ======

Allowance for Loan Losses

            The provision for loan losses was $562 thousand during the first three months of 1999 compared to $400 thousand for the first quarter of 1998. Net charge-offs were $238 thousand for the three months ended March 31, 1999 compared to $168 thousand for the first quarter of 1998. Net charge-offs for the first three months of 1999 represented 0.05% of average loans, compared to 0.03% of average loans for the first three months of 1998.

            The allowance for loan losses increased to $6.767 million at March 31, 1999 compared to $5.425 million at March 31, 1998. As a percentage of loans outstanding, the allowance represented 1.30% of loans at March 31, 1999 and December 31, 1998 and 1.07% at March 31, 1998.

            The higher expense provision and the higher allowance percentage were the result of the change in the loan mix compared to the loan mix at March 31, 1998. The Company has been focused on generating higher yielding loans from the commercial and industrial underwriting areas rather than lower yielding residential mortgage loans. This change in risk was reflected in the higher provision and higher allowance as a percentage of loans outstanding in the first quarter of 1999 as compared to the first quarter of 1998.

            Non-performing assets increased to $1.910 million at March 31, 1999 compared to $1.778 million at December 31, 1998 and $1.413 million at March 31, 1998. This increase includes a greater number of nonaccrual residential mortgage loans. The non-performing assets at March 31, 1999 include one loan of $655 thousand on a single family residential property which management believes will be collected without incurring a loss. Non-performing assets as a percentage of total assets increased to 0.31% at March 31, 1999 from 0.23% at March 31, 1998. From year-end 1998, the percentage increased one basis point.

            The Company continually monitors the quality of its loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. The Company believes that its asset quality, as measured by the statistics in the following table, continues to be very high and that its reserve is adequate to absorb future potential losses.

        The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses.


                    SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION--ALLOCATION
                                      OF THE ALLOWANCE FOR LOAN LOSSES
                                                                          Three Months Ended March 31,
                                                                         ------------------------------
                                                                           1999                  1998
                                                                         --------              --------
                                                                                 (In thousands)
Allowance for possible loan losses
    (beginning of period)                                               $   6,442             $   5,193
Loans charged off:
    Commercial, financial, agricultural,
         municipal and industrial development                                (132)                 (105)
    Real estate--mortgage                                                     (69)                  (49)
    Installment and consumer                                                  (34)                  (17)
    Other loans                                                                (5)                   (4)
                                                                        ---------             ---------
Total loans                                                                  (240)                 (175)
                                                                        ---------             ---------

Recoveries of loans previously charged off:
    Commercial, financial, agricultural,
         municipal and industrial development                                  --                     1
    Real estate--mortgage                                                       1                    --
    Installment and consumer                                                    2                     1
    Other loans                                                                --                     5
                                                                        ---------             ---------
Total recoveries                                                                3                     7
                                                                        ---------             ---------

Net loans charged off                                                        (238)                 (168)
                                                                        ---------             ---------
Provision for possible loan losses                                            562                   400
                                                                        ---------             ---------
Allowance for possible loan losses (end of period)                      $   6,767             $   5,425
                                                                        =========             =========
Loans outstanding:
    Average                                                             $ 507,830             $ 505,618
    End of period                                                         520,305               507,156

Ratios:
    Net charge-offs to average loans outstanding                             0.05%                 0.03%
    Net charge-offs to provision for loan losses                            42.35                 42.00
    Provision for loan losses to average loans outstanding                   0.11                  0.08
    Allowance for loan loss to total loans outstanding                       1.30                  1.07

Allocation for possible loan losses at end of period:
    Commercial, financial, agricultural, municipal and
         industrial development                                         $   1,459             $   1,248
    Real estate - construction                                                528                   303
    Residential real estate loans, first deeds of trust                     4,122                 2,159
    Installment loans to individuals                                          201                   130
    All other loans                                                            34                    33
    Unallocated                                                               423                 1,552
                                                                        ---------             ---------

    Total                                                               $   6,767             $   5,425
                                                                        =========             =========

                               RISK ELEMENTS--NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                              March 31,           December 31,             March 31,
                                                                1999                  1998                    1998
                                                              ---------           ------------             ---------
                                                                          (Dollars in thousands)
Commercial, financial, agricultural and all other loans:
      Past due 90 days or more                                $    --               $   --                 $    --
      Nonaccrual                                                  394                  962                     319
      Restructured terms                                           --                   --                      --

Real estate--construction:
      Past due 90 days or more                                     --                   --                      --
      Nonaccrual                                                   --                   --                      24
      Restructured terms                                           --                   --                      --

Real estate--mortgage:
      Past due 90 days or more                                    396                  283                     491
      Nonaccrual                                                1,090                  471                     113
      Restructured terms                                           --                   --                      --

Installment loans to individuals:
      Past due 90 days or more                                     --                   --                      30
      Nonaccrual                                                   30                   62                      14
      Restructured terms                                           --                   --                      --
                                                              -------               ------                 -------
Total non-performing loans:                                     1,910                1,778                     991

Other real estate                                                  --                   --                     422
                                                              -------               ------                 -------
Total non-performing assets                                   $ 1,910                1,778                   1,413
                                                              =======               ======                 =======

Ratios:
      Non-performing loans to total loans outstanding            0.37%                0.36%                   0.20%
      Non-performing assets to total assets                      0.31                 0.30                    0.23
      Non-performing loans to shareholders' equity               3.89                 3.70                    2.30
      Reserve for possible loan losses to total loans            1.30                 1.30                    1.07
      Reserve for possible loan losses
         to non-performing loans                               354.24                362.32                 547.43

Non-Interest Income

            Non-interest income increased by $145 thousand to $1.254 million for the three months ended March 31, 1999 compared to $1.109 million in the first quarter in 1998.

            Service charge income for the three-month period ended March 31, 1999 increased $109 thousand, or 43.1%, compared to the first quarter of 1998. This increase was attributable to the Company's focus on revenue enhancement programs.

            Operating lease income increased 4.2% to $295 thousand for the quarter ended March 31, 1999 from $283 thousand for the comparable period in 1998. This product line was first offered in 1997. The small increase in income was related to the decision to decrease production of operating leases in the latter half of 1998.

            For the quarter ended March 31, 1999 mortgage banking revenue was $359 thousand compared to $489 thousand for the quarter ended March 31, 1998, a 26.6% decrease. The change occurred mainly in servicing fee income as a result of bulk mortgage loan sales in the second and third quarters of 1998.

            Other non-interest income increased 183.3% for the three-month period ended March 31, 1999 to $238 thousand, compared to $84 thousand for the first quarter of 1998. In the first quarter of 1999, a gain on sale of other real estate owned was recorded for $64 thousand and ATM fee income increased $44 thousand compared to the first quarter of 1998.

Other Expenses

            For the three months ended March 31, 1999 compared to the first quarter of 1998, other expenses decreased $260 thousand to $4.858 million from $5.118 million, a 5.1% decline.

            Salaries and employee benefits increased 5.7% to $2.445 million for the three months ended March 31, 1999 compared to $2.314 million for the three months ended March 31, 1998. Additional expenses were incurred due to management and support staff additions during the first quarter of 1999 while the number of employees decreased due to the sale in December 1998 of branches outside the St. Louis metropolitan area. The Company had 228 full-time equivalent ("FTE") employees at March 31, 1999 compared to 255 FTE employees at March 31, 1998. Total annualized cost per FTE employee was $42,895 for the three months ended March 31, 1999 compared to $36,298 for the corresponding period of 1998.

            Expenses associated with premises and equipment decreased for the three-month periods ended March 31, 1999 and 1998, with occupancy expense decreasing $54 thousand and furniture and equipment decreasing $16 thousand.

            Supplies expense decreased 48.3% from $147 thousand for the quarter ended March 31, 1998 to $76 thousand for the same period in 1999. This change was related to additional sales locations opened or acquired in late 1997, and expenditures in the first quarter of 1998 to purchase new supplies for these locations.

            Advertising costs decreased 40.3% from first quarter 1998 to the comparable period of 1999. In early 1998, management made a decision to commit additional resources to promote the larger organization due to the significant growth that occurred from 1997 to 1998. Advertising costs through March 31, 1999 were $86 thousand compared to $144 thousand for the first quarter of 1998.

            Operating lease depreciation decreased by $80 thousand to $215 thousand for the three months ended March 31, 1999 from $295 thousand for the three months ended March 31, 1998. This decrease also was reflective of the Bank's decision to decrease production of operating leases in the latter half of 1998.

            Goodwill amortization was $250 thousand for the three months ended March 31, 1999, up $17 thousand or 7.3% from the comparable period in 1998.

            Total other expenses for the three months ended March 31, 1999 decreased $129 thousand, or 11.2%, totaling $1.022 million compared to $1.151 million for the three months ended March 31, 1998. The decline in other expenses was a direct result of the Company's efforts to control operating costs.

            The Company's efficiency ratio was 68.5% for the quarter ended March 31, 1999 compared to 78.3% for the first quarter of 1998. This positive change in the efficiency ratio was a direct result of the Company's commitment to improving its overall efficiency by continuing to emphasize revenue growth while decreasing its current level of operating expense.

Capital Resources and Liquidity

            The Company experienced net growth in assets of 4.1% during the first three months of 1999, while deposits increased 6.7% during the same period. Total assets and liabilities were relatively unchanged in totals from March 31, 1998 to March 31, 1999 and actually increased subsequent to the sale of the three branches in December 1998. The branch sale resulted in a reduction of $13.515 million in loans and $39.992 million in deposits. The Company continues to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank as necessary to balance liquidity and cost effectiveness. The Company closely monitors its level of liquidity to meet expected future needs.

            The Company's commitment to maintaining adequate capital is evident by the significant increase in its average equity to average asset ratio which improved to 7.90% for the quarter ended March 31, 1999 compared to 6.84% for the first quarter of 1998. The Company remains committed to maintaining a strong equity base while executing its controlled expansion plans.

            Regulatory guidelines require that Tier I capital equal at least 4.00% of risk weighted assets and that total capital equal at least 8.00% of risk weighted assets. At March 31, 1999, Tier I capital was 7.24% and total risk based capital was 8.49%. This compares to Tier I capital of 6.52% and 7.42% and total risk based capital of 8.29% and 8.68% at March 31, 1998 and December 31, 1998, respectively.

Year 2000

            General Description of the Year 2000 Issue and Company Readiness. The Year 2000 issue is a result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, or engage in similar normal business activities. To mitigate the risk of disruption, a Year 2000 plan has been developed and implemented. The plan is comprised of five phases, with completion of all five necessary to protect the Company against potential Year 2000 failures.

            The Company's plan to resolve the Year 2000 issue involves the following five phases: awareness, assessment, remediation, testing and implementation. During the awareness phase, a comprehensive strategy for addressing the Year 2000 issue was formulated. The Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the significant information technology systems could be affected, including the loan, deposit, general ledger and billing systems. All software and hardware systems have been provided by third party vendors; therefore, the remediation of systems primarily involves the installation of upgraded systems that have been certified by the vendors as Year 2000 compliant. The Company is in the process of testing all hardware and software systems to validate that systems have been renovated. In addition, testing will validate the compatibility of system interfaces. After all testing is completed, all systems will be implemented, which will include certification that all systems are Year 2000 compliant.

            Year 2000 Status, Including Timetable for Completion. To date, the awareness and assessment phases are 100% complete. The remediation phase is substantially complete, with only two lesser significant software systems requiring upgrades. It is anticipated that these systems will be upgraded no later than September 30, 1999. Testing of the Company's systems are accomplished after upgrades are provided by and certified as Year 2000 compliant by a third party vendor. To date, approximately 85% of all internal systems have been tested. The testing of mission critical systems was substantially complete by December 31, 1998. Except for the two systems identified above, it is anticipated that testing of all systems will be substantially completed by June 30, 1999, with the implementation phase to be completed by July 31, 1999.

            Importance of Third Parties and Their Exposure to the Year 2000. The Company has some systems that interface directly with significant third party vendors. This would include the Electronic Fund Transfer (EFT) systems related to wire transfers, automated teller machine and debit card transactions, in addition to Trust system software. These third parties have completed, or are in the process of making their systems Year 2000 compliant. The Company is working with these third party vendors to ensure that the third party systems interface properly with the Company's systems. Testing for these systems will be accomplished using actual and proxy testing. Proxy testing is testing that takes place in a controlled environment using similar software/hardware that the Company and third party vendors utilize. These tests are anticipated to be completed by June 30, 1999.

            The Company also has gathered information about the Year 2000 compliance status of customers with significant credit relationships. In addition, significant suppliers and other third parties that do not share information with the Company's systems (external agents) have been queried to assess their Year 2000 status. To date, there is no evidence of any significant customers or external agents that would materially impact the
Company's operations, liquidity or capital resources.   However, the Company
has no means of ensuring that these entities will be Year 2000 compliant. The inability of third parties and external agents to complete their Year 2000 resolution process in a timely fashion, could materially impact the Company. The effect of non-compliant third parties and external agents is not determinable.

            Year 2000 Costs. The Company has utilized and will continue to utilize both internal and external resources to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $232,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $201,000 ($106,000 expensed and $95,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. The total remaining project costs, which approximates $31,000, is attributable to the testing and validation phases of the project and will be expensed as incurred.

            Overall Year 2000 Risks. Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, all necessary phases of the Year 2000 program have not yet been completed. In the event that such phases are not completed, the Company could experience system failures that may have a significant impact on the Company's financial condition. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially adversely affect the Company. The Company could be subject to litigation for computer system product failures. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

            Contingency Planning. The Company has contingency plans for certain mission critical applications and is working on plans for all other systems. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies. In addition, funding plans are being developed to assure adequate levels of liquid assets are available in the event of significant customer withdrawals of cash items as a result of Year 2000 issues.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:  See Exhibit Index attached hereto.

            (b)   Reports on Form 8-K:
                     No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.



                                          ALLEGIANT BANCORP, INC. (Registrant)


May 14, 1999                              By:   /s/ Thomas A. Daiber
                                                ------------------------------
                                                Thomas A. Daiber, Senior Vice
                                                President and Chief Financial
                                                Officer

                                 EXHIBIT INDEX

Exhibit No.             Description
----------              -----------

   11.1                 Computation of Earnings Per Share
    27                  Financial Data Schedule for the quarter ended
                           March 31, 1999