Form 10-K/A
period 1998-12-31
ALLEGIANT BANCORP INC
filed 1999-07-16
CIK 852642

===========================================================================

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K/A
                   (AMENDMENT NO. 1 TO FORM 10-K)

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
   REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO
             SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                          YES   X        NO
                               ---          ---

   INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
   ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR
   INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS
             FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.  [X]

   AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                   REGISTRANT AS OF JUNE 24, 1999:
            COMMON STOCK, $0.01 PAR VALUE, $56,194,860.

    NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
                 COMMON STOCK, AS OF JUNE 24, 1999:
     COMMON STOCK, $0.01 PAR VALUE, 6,611,160 SHARES OUTSTANDING

                 DOCUMENTS INCORPORATED BY REFERENCE
AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE INCORPORATED BY
                             REFERENCE:

                           NOT APPLICABLE

===========================================================================

   This Amendment to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is being provided to amend and restate Item 7. The terms "Allegiant," "company," "we," "our" and "corporation" as used in this report refer to Allegiant Bancorp, Inc. and its subsidiaries as a consolidated entity, except where it is made clear that it means only Allegiant. Also, sometimes we refer to our bank subsidiary as the "bank."

                              PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of Allegiant Bancorp, Inc. and its subsidiaries. These forward-looking statements involve certain risks and uncertainties. For example, by accepting deposits fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and the use of funds may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans, and the reserve for loan losses, have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous mid-range borrowers, or a combination of both experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance, relating to work on computer systems and software, including work performed by suppliers or vendors, could affect our future financial condition and operating results. All these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future may prove to be other than anticipated.

RESULTS OF OPERATIONS

   COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997. We reported record earnings for 1998. Consolidated net income was $4.53 million, an increase of 87.74% over the 1997 level of $2.42 million. The 1998 results represented our seventh consecutive year of record earnings. Net income has increased at a compound rate of 78.24% over the past five years. Basic earnings per share were $0.72 compared to $0.54 in 1997, an increase of 33.33%. A similar increase was achieved in diluted earnings per share with 1998 results of $0.68 increasing 38.78% compared to the $0.49 recorded for 1997. Diluted earnings per share have grown at a compound rate of 33.56% during the last five years.

   Return on average assets for 1998 was 0.73%, an improvement from 0.52% recorded for 1997. The improvement in return on assets was the result of lower asset growth, improved net interest income, improved mix of earning assets and a considerable increase in shareholders' equity. Return on average shareholders' equity was 10.14% in 1998 compared to 9.55% in 1997. The improvement in 1998 was achieved despite a 76.82% increase in average equity between 1998 and 1997.

   Net Interest Income.  Net interest income totaled $21.95 million,
   -------------------
an increase of $5.65 million in 1998 compared to an increase of $6.24 million in 1997. The net interest spread increased by 13 basis points and the net interest margin increased by 11 basis points from the prior year. All of these increases were the result of a relatively stable rate environment, the shifting of earning assets into higher yielding loans and overall growth in average earning assets and interest bearing liabilities. Partially offsetting these positive factors were the declines in the prime lending rate which affected our floating rate loans, the decline in the ratio of earning assets to total assets and a decline in non-interest bearing demand deposits to total deposits. Net interest margin and net interest spread were fairly stable throughout the year, with only minor quarterly fluctuations. The increase in net interest spread was due to the yields on earning assets declining only 2 basis points year-to-year compared to a decline of 15 basis points on interest bearing liabilities. In 1997, the spread increased 28 basis points as a result of similar changes on both sides of the balance sheet, earning assets increasing 14 basis points and interest bearing liabilities decreasing 14 basis points. In 1998, the yield on loans declined by 16 basis points. However, this decline was offset by an increase in the ratio of loans to total earning assets improving to 85.96% in 1998 compared to 83.17% in 1997.
Generally flat or lower rates were paid on all categories of interest bearing liabilities. Total cost of deposits declined 11 basis points due to a reduction of rates paid on money market and NOW accounts, savings deposits and retail certificates of deposit. Further reduction in the costs of short-term and long-term borrowings also helped lower the overall costs of funds, despite the substantial increase in long-term debt.

   Average earning assets increased $134.61 million, or 30.62%, during 1998 compared to an increase of $143.23 million, or 48.33%, in 1997. Average loans increased 35.01%, or $128.00 million, compared to growth of 57.35%, or $133.30 million, in 1997. The growth in average loans includes the bulk sale of mortgage loans that occurred during the second and third quarters of 1998. These sales, which aggregated $77.04 million, decreased average loans outstanding for the year by approximately $34.32 million. Our securities portfolio (held-to-maturity and available-for sale) increased 9.25% during 1998 compared to an increase of 7.41% in 1997. Average investment securities represented 12.46% of earning assets during 1998 compared to 14.91% during 1997. This decline in the relative amount of investment securities was directly correlated to the increase in the percentage of loans to earning assets mentioned above. In essence, strong loan growth necessitated the reduction in the growth of the securities portfolio. Earning assets as a percentage of total assets declined again in 1998 to 92.76% from 94.94% in 1997. The increase in non-earning assets was the result of opening additional branch locations as well as acquisitions, which increased the number of branches and intangible assets. This growth was somewhat mitigated by the sale of three branch offices of the bank located outside the St. Louis metropolitan area, which occurred in December of 1998. The impact of this change to average balances was minimal due to the timing of the consummation of our branch sales.

   Average interest bearing liabilities increased 30.61%, or $121.97 million, for 1998 compared to an increase of $127.23 million, or 46.91%, in 1997. Average deposits increased 29.96% to $475.74 million compared to $366.07 million in 1997. As was the case in 1997, only moderate changes occurred in the mix of deposits. During 1998, certificates of deposit over $100,000 declined as a percent of total deposits while retail certificates of deposit increased. Non-interest bearing deposits as a percentage of total deposits declined only 10 basis points to 10.00% from 10.10%. The substantial growth in average deposits and the relatively stable mix allowed for the average cost of interest bearing deposits to decline by 11 basis points.

   Average short-term borrowings were flat during the year averaging $52.86 million during 1998 compared to $52.70 million during 1997. The level of short-term borrowings during 1998 was consistent throughout the year with only minor fluctuations between quarters.

   Average long-term debt for 1998 increased 136.54%, or $22.75 million. The majority of this increase was due to long-term borrowings from the Federal Home Loan Bank of $26.63 million at December 31, 1998, a $17.00 million change from December 31, 1997. We use the Federal Home Loan Bank as a cost-effective source of funding loans. Additionally, during November 1998, we refinanced a portion of our long-term debt and our entire issue of subordinated debentures with a $13.65 million, 7.00% fixed rate, three-year note.

   The following table sets forth the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported.

                   DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                             YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------------
                                                                 1998                                         1997
                                              -----------------------------------------    -----------------------------------------
                                               AVERAGE       INTEREST         AVERAGE       AVERAGE       INTEREST         AVERAGE
                                               BALANCE      EARNED/PAID      YIELD/RATE     BALANCE      EARNED/PAID      YIELD/RATE
                                              --------      -----------      ----------    --------      -----------      ----------
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest earning assets:
Loans<F1>                                     $493,619        $44,411           9.00%      $365,615        $33,473           9.16%
Taxable investment securities                   70,079          4,223           6.03         64,384          3,910           6.07
Non-taxable investment securities<F2>            1,494             73           4.89          1,130             56           4.96
Federal funds sold and other
      investments                                9,036            511           5.66          8,492            326           3.84
                                              --------        -------                      --------        -------
      Total interest earning assets            574,228         49,218           8.57        439,621         37,765           8.59

Non-interest earning assets:
Cash and due from banks                         12,230                                        9,341
Bank premises and equipment                     10,994                                        6,869
Other assets                                    27,238                                       11,065
Allowance for loan losses                       (5,674)                                      (3,867)
                                              --------                                     --------
      Total assets                            $619,016                                     $463,029
                                              ========                                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
Money market and NOW accounts                 $126,829          5,221           4.12%      $ 95,431          4,092           4.29%
Savings deposits                                16,524            425           2.57          9,665            279           2.89
Certificates of deposit                        224,661         12,878           5.73        162,870          9,436           5.79
Certificates of deposit over $100,000           39,581          2,198           5.55         48,358          2,686           5.55
IRA certificates                                20,584          1,227           5.96         12,780            760           5.95
                                              --------        -------                      --------        -------
      Total interest bearing deposits          428,179         21,949           5.13        329,104         17,253           5.24
                                              --------        -------                      --------        -------

Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                52,855          2,624           4.96         52,702          2,895           5.49
Other borrowings                                39,403          2,694           6.84         16,658          1,318           7.91
                                              --------        -------                      --------        -------
      Total interest bearing liabilities       520,437         27,267           5.24        398,464         21,466           5.39
                                              --------        -------                      --------        -------

Non-interest bearing liabilities and equity:
Demand deposits                                 47,560                                       36,966
Other liabilities                                6,298                                        2,307
Shareholders' equity                            44,721                                       25,292
                                              --------                                     --------
      Total liabilities and shareholders'
         equity                               $619,016                                     $463,029
                                              ========                                     ========

Net interest income                                           $21,951                                      $16,299
                                                              =======                                      =======

Net interest spread                                                             3.33%                                        3.20%

Net interest margin                                                             3.82%                                        3.71%


-------------
<F1> Average balances include non-accrual loans.
<F2> Presented at actual yield rather than tax-equivalent yield.

                                -4-

     The following table sets forth for the periods indicated, the changes in interest income and interest expense which were attributable to changes in average volume and changes in average rates. Volume variances are computed using the change in volume multiplied by the previous year's rate. Rate variances are computed using the changes in rate multiplied by the previous year's volume. The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

                                  RATE/VOLUME ANALYSIS
                                                              YEAR ENDED DECEMBER 31, 1998
                                                                    COMPARED TO THE
                                                              YEAR ENDED DECEMBER 31, 1997
                                                        ---------------------------------------
                                                        VOLUME            RATE       NET CHANGE
                                                        ------            ----       ----------
INTEREST EARNED ON:                                                  (IN THOUSANDS)
Loans                                                   $11,533          $(595)       $10,938
Taxable investment securities                               340            (27)           313
Non-taxable investment securities                            17             --             17
Federal funds sold and
  other investments                                          24            161            185
                                                        -------          -----        -------
         Total interest income                           11,914           (461)        11,453
                                                        -------          -----        -------

INTEREST PAID ON:

Money market and NOW accounts                             1,298           (169)         1,129
Savings deposits                                            180            (34)           146
Certificates of deposit                                   3,539            (97)         3,442
Certificates of deposit
  over $100,000                                            (488)            --           (488)
IRA certificates                                            465              2            467
Federal funds purchased, repurchase agreements
  and other short-term borrowings                             8           (279)          (271)
Other borrowings                                          1,577           (201)         1,376
                                                        -------          -----        -------
         Total interest expense                           6,579           (778)         5,801
                                                        -------          -----        -------

         Net interest income                            $ 5,335          $ 317        $ 5,652
                                                        =======          =====        =======

     Other Income.  Other income increased 182.72% totaling $9.32
     ------------
million in 1998 compared to $3.30 million in 1997. Included in other income in 1998 were $3.55 million of non-recurring gains, specifically:
$2.37 million from the sale of branches; $1.11 million from the sale of mortgage loans; and $0.07 million from securities transactions. Eliminating all one-time or discretionary gains, 1998 other income was $5.77 million compared to $3.27 million in 1997. The increase in 1998 was due to substantial growth in mortgage banking revenues, leasing revenues, deposit service charges and brokerage revenues. Other income, excluding non-recurring gains, has increased at a compound growth rate of 82.93% over the last five years.

     In December 1998, we completed the sale of three branch offices of the bank located outside the St. Louis metropolitan area in order to focus on, and expand our market share in, our market area. This sale generated a reduction in loans of $13.52 million, a reduction in deposits of $39.99 million and a pre-tax gain of $2.37 million.

     Also during the year, we completed two significant sales of a large portion of our one- to four-family adjustable rate mortgage loans. These sales generated a pre-tax gain of $1.11 million. While we previously had sold some of our mortgage loans, the 1998 bulk sales reflect a shift in our strategy from originating and holding mortgage loans to increasing our lending emphasis on more profitable commercial loan relationships. During 1998, we also hired several experienced commercial loan officers in order to implement our strategy.

     Mortgage banking revenues increased 76.85% in 1998 to $2.30 million. This compares to $1.30 million in 1997. The increase was attributable to a continued favorable economic environment of low unemployment and stable, low long-term interest rates. We benefited from these macro economic trends as well as a larger customer base.

     Leasing revenues totaled $1.53 million, an increase of 252.66% compared to 1997's level of $0.44 million. We entered the retail leasing business during 1997 and the 1998 results reflect a full year of business operation compared to a partial year in 1997. During the latter part of 1998, a decision was made to curtail this line of business because of declining profit margins.

     Service charges on deposit accounts increased 51.92% to $1.39 million in 1998 compared to $0.91 million in 1997. The increase in 1998 was due to a larger customer base generating an increased number of transaction deposits as well as the benefit of a full year of the bank's revised fee structure.

     Brokerage revenues increased 84.62% to $0.31 million compared to $0.17 million in 1997. Part of this increase reflects a full year of operation in 1998 compared to nine months of operation in 1997 and higher transaction volumes.

     Other Expenses.  Total other expenses increased 62.94%, or $8.23
     --------------
million, during 1998, totaling $21.30 million compared to $13.07 million in 1997. Operating expenses have increased at a 52.93% five year annual compound growth rate. Our efficiency ratio for 1998 was 68.09%, up slightly from 66.69% in 1997. The increase in this ratio was the result of acquisitions, deposit purchases, start-up costs associated with new lines of business and costs resulting from additional banking locations.

     Salaries and employee benefits showed the largest dollar increase year to year, increasing $3.47 million to $9.66 million compared to $6.19 million in 1997. The percentage increase for 1998 was 56.06%. The increase in 1998 was due to additional staffing resulting from acquisitions and new locations. Also included in this caption was a payout related to a phantom stock plan for our president. Amounts expensed under this plan, which has expired, were $0.05 million in 1998 and $0.23 million in 1997. Average full-time equivalent employees for 1998 were 237 compared to 146 in 1997, a 62.33% increase. At December 31, 1998 we had 215 full-time equivalent employees compared to 209 at year-end 1997.

     Furniture and equipment expenses increased $0.81 million to $1.75 million in 1998. The increase in 1998 was the result of acquisitions in 1997 and branch openings in 1998 and 1997. Additionally, investments in computer resources in both years also contributed to the large increase. Occupancy expenses totaled $1.52 million, an increase of $0.79 million, or 106.37%, during 1998. The increase was attributable to acquisitions and branch openings, as mentioned above. Depreciation of the assets held for operating leases increased $0.95 million in 1998 compared to 1997. As previously discussed, the retail leasing business was started in late 1997 so that 1998 reflects a full year of operations.

     Expense for the amortization of goodwill increased 154.19% during 1998 or $0.55 million, totaling $0.91 million compared to $0.39 million in 1997. This increase was the result of acquisitions and deposit purchases undertaken during 1997 and reflected a full year of amortization during 1998.

     In 1998, operating losses totaled $0.72 million, as compared to $0.94 million in 1997. Of the amount in 1997, $0.75 million was considered systemic and non-recurring due to integration of two branch acquisitions and difficulties associated with upgrading our computer systems to an entirely new operating system. Excluding non-recurring items in 1997, the increase in operating losses in 1998 was $0.53 million. The 1998 operating losses relate to inconsistent operating procedures as a result of expanding the number of branches and number of employees. Throughout 1998, we reengineered several operational processes in an effort to improve quality and control. Additionally, training was a focus for 1998 and we believe that these types of losses will be substantially reduced in 1999.

     Other non-interest expense increased $1.82 million in 1998 compared to 1997. This growth in expenses was associated with increases in the number of employees, deposit and loan accounts and physical locations as compared to prior years.

     The following table sets forth a summary of our other income and expense for the years indicated:

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                                 1998            1997
                                               --------       ---------
                                                    (IN THOUSANDS)
OTHER INCOME:

Gain on sale of branches                       $ 2,370        $    --
Mortgage banking revenues                        2,299          1,300
Leasing revenues                                 1,527            433
Service charges on deposits                      1,387            913
Gain on sale of mortgage loans                   1,112             27
Brokerage division revenues                        312            169
Gain on the sale of securities                      68              2
Other non-interest income                          249            454
                                               -------        -------

      Total other income                       $ 9,324        $ 3,298
                                               =======        =======

OTHER EXPENSES:

Salaries and employee benefits                 $ 9,663        $ 6,192
Furniture and equipment                          1,752            943
Occupancy                                        1,523            738
Depreciation of operating leases                 1,340            394
Goodwill amortization                              910            358
Operating losses                                   722            938
Supplies                                           489            428
Other non-interest expense                       4,896          3,078
                                               -------        -------

      Total other expenses                     $21,295        $13,069
                                               =======        =======

     Securities Portfolio. Our securities portfolio consists of
     --------------------
securities classified as held-to-maturity and available-for-sale.
We designate these securities upon purchase into one of these two categories. At December 31, 1998, held-to-maturity securities amounted to $12.04 million representing those securities we intended to hold to maturity. Securities designated as available-for-sale totaled $42.74 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

     For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At December 31, 1998, the securities portfolio totaled $54.78 million, a decline of 28.74% from the preceding year. The decline in the securities portfolio occurred in the fourth quarter of 1998, as maturities were not rolled over in order to fund the previously mentioned branch sales. While average balances for 1998 were higher than 1997, the relative percentage of securities to earning assets declined to 12.46% in 1998 compared to 14.91% in 1997. This decline reflected management's decision to allow maturing securities to be reinvested in higher yielding commercial loans. We maintain a traditional short-term laddered portfolio investment strategy to insure adequate liquidity while minimizing interest rate risk.

     The carrying values of the securities portfolio at the dates indicated were as follows:

                            SECURITIES PORTFOLIO
                                                                    DECEMBER 31,
                                                              ----------------------
                                                                1998           1997
                                                              -------        -------
                                                                  (IN THOUSANDS)
U.S. governmental and agency securities                       $37,021        $48,354
Mortgage-backed securities                                     11,930         18,548
Federal Home Loan Bank stock                                    3,574          7,033
State and municipal securities                                  1,464          1,563
Other securities                                                  791          1,371
                                                              -------        -------
      Total securities                                        $54,780        $76,869
                                                              =======        =======

     Maturities and yield information of the securities portfolio as of December 31, 1998 were as follows:


                                         SECURITIES--MATURITIES AND YIELDS<F1>
                                                   WEIGHTED   OVER ONE      WEIGHTED   OVER FIVE    WEIGHTED               WEIGHTED
                                     ONE YEAR      AVERAGE    THROUGH       AVERAGE     THROUGH     AVERAGE   OVER TEN     AVERAGE
                                      OR LESS       YIELD    FIVE YEARS      YIELD     TEN YEARS     YIELD     YEARS        YIELD
                                     --------      --------  ----------     --------   ---------    --------  -------      --------
                                                                     (DOLLARS IN THOUSANDS)
U.S. governmental and agency
   securities                         $24,549        5.89%    $12,472        5.94%       $ --          --%    $    --         --%
Mortgage-backed securities              6,579        6.42       5,294        5.86          57        9.68
Federal Home Loan Bank stock            3,574        6.55          --          --          --          --          --         --
States and municipal securities           324        4.87         281        5.08         859        4.87          --         --
Other securities                           --          --         791        6.21          --          --          --         --
                                      -------                 -------                    ----                 -------
   Total securities                   $35,026        6.05%    $18,838        5.91%       $916        5.17%    $    --         --
                                      =======                 =======                    ====                 =======

   Total securities portfolio                                                                                 $54,780       5.99%
                                                                                                              =======

-----------
<F1> Maturities are shown in this table by expected maturity.  Expected maturities differ from contractual maturities due to the right to call or prepay obligations. Yields on tax-exempt obligations have been presented on an actual basis rather than a tax-equivalent basis.

     Loans.  Loans have historically been the primary component of
     -----
earning assets. At December 31, 1998 loans totaled $495.67 million, an increase of 2.23% from year-end 1997. This small increase included the sale of $78.4 million of mortgage loans. Without this sale, year-end 1998 loans would have increased 18.31% compared to year-end 1997. Average loans increased 35.01% during 1998 compared to a 57.38% increase in 1997. Loans have increased at a 48.01% compound average growth rate over the last five years. Substantially all of these loans were originated in our primary market areas. At December 31, 1998, we had no foreign loans and only a minimal amount of participations purchased.

     The largest increase in loans involved commercial real estate loans, which increased $61.09 million, or 45.10%, in 1998. Traditional commercial loans showed the second largest increase of $16.30 million, or 14.83%. Growth in both of these categories reflected management's decision to focus on the more profitable commercial relationships instead of emphasizing one- to four-family mortgage loans. The growth in the commercial sectors was accomplished by hiring several additional commercial lending personnel and directing existing staff toward developing commercial banking relationships. As a result of this emphasis, commercial real estate loans comprised 39.65% of the loan portfolio at December 31, 1998 compared to 27.94% at December 31, 1997. Traditional commercial loans comprised 25.47% of the portfolio at December 31, 1998 versus 22.67% in 1997. Additionally, construction loans, which can be viewed as commercially oriented, increased 34.62%, totaling $36.59 million at year-end 1998 compared to $27.18 million at year-end 1997. Finally, consumer loans increased $4.09 million, or 24.30%, during 1998, reaching $20.91 million at December 31, 1998 compared to $16.82 million at December 31, 1997.

     Offsetting the substantial loan growth mentioned above was the decline in one- to four-family residential loans. This category of loans declined $79.67 million during 1998. This decline was accomplished by the bulk sale of loans mentioned before as well as normal pay-offs and amortization. This category represented 23.46% of total loans at year-end 1998 compared to 40.42% of total loans at year-end 1997.

     The following table summarizes the composition of our loan portfolio at the dates indicated:

                                            LOAN PORTFOLIO--TYPES OF LOANS

                                                                                  DECEMBER 31,
                                              ------------------------------------------------------------------------------------
                                                        1998                          1997                          1996
                                              ------------------------      ------------------------      ------------------------
                                                               PERCENT                       PERCENT                       PERCENT
                                                                 OF                            OF                            OF
                                               AMOUNT           TOTAL        AMOUNT           TOTAL        AMOUNT           TOTAL
                                              --------          -----       --------          -----       --------         ------
                                                                             (DOLLARS IN THOUSANDS)
Commercial, financial, agricultural,
      municipal and industrial
      development                             $126,239          25.47%      $109,937          22.67%      $ 75,129          25.74%
Real estate -- construction                     36,590           7.38         27,181           5.61          8,763           3.00
Real estate -- mortgage
      One- to four-family residential          116,291          23.46        195,964          40.42        121,386          41.58
      Multi-family and commercial              196,545          39.65        135,452          27.94         74,721          25.60
Consumer and other, net of
      unearned income                           20,004           4.04         16,328           3.36         11,927           4.08
                                              --------         ------       --------         ------       --------         ------
         Total loans                          $495,669         100.00%      $484,862         100.00%      $291,926         100.00%
                                              ========         ======       ========         ======       ========         ======

                                                                   DECEMBER 31,
                                              -----------------------------------------------------
                                                        1995                          1994
                                              -----------------------       -----------------------
                                                              PERCENT                       PERCENT
                                                                OF                            OF
                                               AMOUNT          TOTAL        AMOUNT           TOTAL
                                              --------        -------       --------        -------
                                                              (DOLLARS IN THOUSANDS)
Commercial, financial, agricultural,
      municipal and industrial
      development                             $ 40,518          22.32%      $ 28,212          23.24%
Real estate -- construction                      8,777           4.83          5,504           4.53
Real estate -- mortgage
      One- to four-family residential           71,260          39.25         47,109          38.81
      Multi-family and commercial               52,795          29.08         31,813          26.21
Consumer and other, net of
      unearned income                            8,194           4.52          8,755           7.21
                                              --------         ------       --------         ------
         Total loans                          $181,544         100.00%      $121,393         100.00%
                                              ========         ======       ========         ======

                           LOAN PORTFOLIO - MATURITIES AND SENSITIVITIES OF LOANS
                                                                            DECEMBER 31, 1998
                                             -----------------------------------------------------------------------------------
                                                             MATURING AFTER ONE YEAR           MATURING AFTER
                                             MATURING IN        THROUGH FIVE YEARS               FIVE YEARS
                                              ONE YEAR      -------------------------     --------------------------
                                              OR LESS       FIXED-RATE       VARIABLE     FIXED-RATE        VARIABLE      TOTAL
                                             -----------    ----------       --------     ----------        --------      -----
                                                                               (IN THOUSANDS)
Commercial, financial, agricultural,
      Municipal and industrial
      development                             $ 99,942       $ 24,180         $  500        $ 1,617          $  --       $126,239
Real estate-construction                        33,661          2,222             --            707                        36,590
Real estate-mortgage
      One- to four-family  residential          81,815         29,313             28          5,135             --        116,291
      Multi-family and commercial               92,411         98,141          1,556          4,437             --        196,545
Consumer and other, net of
      unearned income                           10,966          8,870             --            168             --         20,004
                                              --------       --------         ------        -------          -----       --------
         Total loans                          $318,795       $162,726         $2,084        $12,064          $  --       $495,669
                                              ========       ========         ======        =======          =====       ========

     Asset Quality. Non-performing assets consist of the following:
     --------------
nonaccrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; and loans past due 90 days or more as to principal or interest and other real estate owned. Non-performing assets increased slightly to $1.78 million at December 31, 1998 compared to $1.71 million at December 31, 1997. At December 31, 1998 non-performing assets represented 0.30% of total assets compared to 0.28% of total assets at December 31, 1997. Non-accrual loans were $1.50 million at December 31, 1998 compared to $0.56 million at December 31, 1997. This increase was offset by declines in loans delinquent 90 days or more, reflecting migration to non-accrual status, and by the elimination of other real estate owned.

     At December 31, 1998, the bank had one loan relationship, not included in the past-due, restructured or non-accrual categories, where known information about possible credit problems caused management to be uncertain as to the ability of the borrower to comply with the present loan repayment terms over the next six months. This loan relationship totaled $2.51 million at December 31, 1998. Principal and interest payments were current at December 31, 1998.

     We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the bank's internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses. We believe that our allowance for loan losses at December 31, 1998 was consistent with applicable regulatory requirements.

     The following table summarizes, at the dates presented, non-performing assets by category:

                              RISK ELEMENTS--NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
                                                                                    DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                    1998              1997              1996              1995              1994
                                                  -------           -------           -------           -------           -------
                                                                               (DOLLARS IN THOUSANDS)
COMMERCIAL, FINANCIAL, AGRICULTURAL, MUNICIPAL
         AND INDUSTRIAL DEVELOPMENT:
         Past due 90 days or more                 $    --           $   341           $     5           $   113           $    --
         Non-accrual                                  962               360               207               109                40
         Restructured terms                            --                --                --                --                --

REAL ESTATE--CONSTRUCTION:
         Past due 90 days or more                      --                --               264                36                90
         Non-accrual                                   --               108                84                20                35
         Restructured terms                            --                --                --                 3                --

REAL ESTATE--MORTGAGE:
      One- to four-family residential:
         Past due 90 days or more                      69               456                --                --                --
         Non-accrual                                  378                70                --                --                --
         Restructured terms                            --                --                --                --                --
      Multi-family and commercial:
         Past due 90 days or more                      --                --                --                --                --
         Non-accrual                                  307                --                --                --                --
         Restructured terms                            --                --                --                --                --

CONSUMER AND OTHER, NET OF UNEARNED INCOME:
         Past due 90 days or more                      --                21                23                12                 8
         Non-accrual                                   62                21               109                15                --
         Restructured terms                            --                --                --                --                --
                                                  -------           -------           -------           -------           -------

Total non-performing loans                          1,778             1,377               692               308               173
                                                  -------           -------           -------           -------           -------

Other real estate                                      --               330                --                10                25
                                                  -------           -------           -------           -------           -------

Total non-performing assets                       $ 1,778             1,707           $   692           $   318           $   198
                                                  =======           =======           =======           =======           =======

RATIOS:
         Non-performing loans to total loans         0.36%             0.28%             0.24%             0.17%             0.14%
         Non-performing assets to total assets       0.30              0.28              0.18              0.11              0.12
         Non-performing loans to shareholders'
            equity                                   3.70              3.27              4.22              2.21              2.05
         Allowance for loan losses to total
            loans                                    1.30              1.07              1.06              1.17              1.20
         Allowance for loan losses to non-
            performing loans                       362.32            377.12            447.98            691.56            841.04


     Interest income that would have been recorded during the year ended December 31, 1998 had all non-accrual, past due and restructured loans been current in accordance with their original terms was immaterial.

     Allowance for Loan Losses.  Our allowance for loan losses
     --------------------------
increased 24.05% from $5.19 million on December 31, 1997 to $6.44 million on December 31, 1998. The provision charged to expense was $2.42 million in 1998. This level, coupled with the bulk sale of loans previously mentioned, allowed the level of the allowance to increase to 1.30% of total loans at December 31, 1998 compared to 1.07% at December 31, 1997. As mentioned above in the loan discussion, we shifted our lending focus in 1998 to higher yielding commercial relationships. This shift, while providing higher earnings potential, does entail greater risk than traditional residential mortgage loans. Because of this shift, the overall level of the allowance for loan losses was increased. Additionally, as can be seen from the allocation of the allowance, additional weight was given to the increased risks associated with the commercial real estate portfolio that was reflected in the real estate -- mortgage category. Net charge-offs for 1998 were 24 basis points of average loans outstanding. Although up from 1997's level of 19 basis points, net charge-offs in 1998 were low and consistent with our historically low charge-off ratio. At year-end 1998, our allowance represented 362.32% of non-performing loans compared to 377.12% at year-end 1997.

     The allowance for loan losses is provided at a level considered adequate to provide for potential loan losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio, evaluation of potential problem loans identified based on existing circumstances known to management, potential future loan losses on loans to specific customers or industries and recent loan loss experience. We continually monitor the quality of our loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be very high and that our allowance is adequate to absorb potential losses in the portfolio at December 31, 1998.

     The following table summarizes the allocation of the allowance for loan losses by major category and identifies the percentage of each loan category to the total loan portfolio balance:


                                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                                                  DECEMBER 31,
                                               -----------------------------------------------------------------------------------
                                                         1998                          1997                          1996
                                               -----------------------       -----------------------        ----------------------
                                                               PERCENT                       PERCENT                       PERCENT
                                               ALLOCATED         OF          ALLOCATED         OF           ALLOCATED        OF
                                               ALLOWANCE        LOANS        ALLOWANCE        LOANS         ALLOWANCE       LOANS
                                               ---------        -----        ---------        -----         ---------       -----
                                                                            (DOLLARS IN THOUSANDS)
Commercial, financial, agricultural,
         municipal and industrial
         development                            $1,327          25.47%        $1,352          22.67%        $  833          25.74%
Real estate -- construction                        347           7.38            303           5.61            124           3.00
Real estate -- mortgage
      One- to four-family residential            1,222          23.46            637          40.42            440          41.58
      Multi-family and commercial                2,849          39.65          1,573          27.94            715          25.60
Consumer and others                                196           4.04            180           3.36            142           4.08
Unallocated                                        501             --          1,151             --            848             --
                                                ------         ------         ------         ------         ------         ------
         Total                                  $6,442         100.00%        $5,193         100.00%        $3,100         100.00%
                                                ======         ======         ======         ======         ======         ======


                                                                    DECEMBER 31,
                                               -----------------------------------------------------
                                                          1995                         1994
                                               -----------------------       -----------------------
                                                               PERCENT                       PERCENT
                                               ALLOCATED         OF          ALLOCATED         OF
                                               ALLOWANCE        LOANS        ALLOWANCE        LOANS
                                               ---------        -----        ---------        -----
                                                               (DOLLARS IN THOUSANDS)
Commercial, financial, agricultural,
         municipal and industrial
         development                            $  467          22.32%        $  315          23.24%
Real estate -- construction                        281           4.83             74           4.53
Real estate -- mortgage
      One- to four-family residential              305          39.25            128          38.81
      Multi-family and commercial                  513          29.08            343          26.21
Consumer and others                                 90           4.52             93           7.21
Unallocated                                        474             --            502             --
                                                ------         ------         ------         ------
         Total                                  $2,130         100.00%        $1,455         100.00%
                                                ======         ======         ======         ======

     The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses:

                           SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION
                                                                              YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                   1998              1997              1996              1995              1994
                                                 --------          --------          --------          --------          --------
                                                                              (DOLLARS IN THOUSANDS)

ALLOWANCE FOR LOAN LOSSES (BEGINNING OF YEAR)    $  5,193          $  3,100          $  2,130          $  1,455          $    775
Loans charged off:
      Commercial, financial, agricultural,
         municipal and industrial development        (632)             (536)             (113)             (183)             (165)
      Real estate--construction                        (7)              (22)             (252)              (82)               --
      Real estate--mortgage
         One- to four-family residential             (307)              (88)              (37)               --               (31)
         Multi-family and commercial                 (133)               --               (75)               --                --
      Consumer and other                             (147)             (113)              (68)              (58)              (10)
                                                 --------          --------          --------          --------          --------
Total loans charged off                            (1,226)             (759)             (545)             (323)             (206)
                                                 --------          --------          --------          --------          --------
Recoveries of loans previously charged off:
      Commercial, financial, agricultural,
            municipal and industrial
               development                              4                12                54                11                35
      Real estate--construction                         6                --                --                --                --
      Real estate--mortgage
         One- to four-family residential               14                10                 3                --                --
         Multi-family and commercial                   20                --                --                --                --
      Installment and consumer                         11                30                10                10                 2
                                                 --------          --------          --------          --------          --------
Total recoveries                                       55                52                67                21                37
                                                 --------          --------          --------          --------          --------

Net loans charged off                              (1,171)             (707)             (478)             (302)             (169)
                                                 --------          --------          --------          --------          --------
Acquired subsidiary balance                            --               403                --                --                --
Provision for loan losses                           2,420             2,397             1,448               977               849
                                                 --------          --------          --------          --------          --------
Allowance for loan losses (end of year)          $  6,442          $  5,193          $  3,100          $  2,130          $  1,455
                                                 ========          ========          ========          ========          ========

LOANS OUTSTANDING:
      Average                                    $493,619          $365,615          $232,314          $158,503          $ 88,654
      End of year                                 495,669           484,862           291,926           181,544           121,393

RATIOS:

      Net charge-offs to average loans               0.24%             0.19%             0.21%             0.19%             0.19%
      Net charge-offs to provision for loan
         losses                                     48.39             29.50             33.01             30.91             19.91
      Provision for loan losses to average
         loans                                       0.49              0.66              0.62              0.62              0.96
      Allowance for loan losses to total
         loans                                       1.30              1.07              1.06              1.17              1.20

     Deposits.  Total deposits declined $33.88 million, or 6.99%, in
     --------
1998 compared to 1997. As previously mentioned, this decline in year-end numbers was the result of the sale of three branch offices of the bank. This sale reduced total deposits at December 31, 1998 by $39.99 million. The majority of deposits sold were in the certificate of deposit category, hence the decline in certificates of deposit as a percent of total deposits to 41.55% at December 31, 1998 from 47.79% at December 31, 1997. Absent the sale, deposits would have increased slightly during 1998.

     Average deposits for 1998 were $475.74 million compared to $366.07 million in 1997. The increase in average deposits was the result of acquisitions and deposit purchases that occurred during the third quarter of 1997. The effect of these 1997 acquisitions increased averages for the full year of 1998. Changes in the mix of average deposits were concentrated in both categories of certificates of deposit. On average, retail certificates of deposit increased as a percentage of total deposits to 47.22% in 1998 from 44.49% in 1997. Certificates of deposit over $100,000 declined to 8.32% of total deposits in 1998 from 13.21% of total deposits in 1997. The reduction in large certificates of deposit was the result of management's efforts to replace these rate sensitive funds with core deposits.

     The following tables summarize deposits as of the dates indicated:

                                        DEPOSIT LIABILITY COMPOSITION
                                                                                    DECEMBER 31,
                                              -----------------------------------------------------------------------------------
                                                               1998                                        1997
                                              --------------------------------------       --------------------------------------
                                                              PERCENT           AVG.                       PERCENT           AVG.
                                               AMOUNT         OF TOTAL          RATE        AMOUNT         OF TOTAL          RATE
                                              --------        --------          ----       --------        --------          ----
                                                                               (DOLLARS IN THOUSANDS)
Demand deposits                               $ 55,417          12.29%            --%      $ 50,060          10.33%            --%
Money market and NOW accounts                  142,902          31.70           4.12        115,856          23.91           4.29
Savings deposits                                14,917           3.31           2.57         16,157           3.33           2.89
Certificates of deposit                        187,886          41.68           5.73        231,601          47.79           5.79
Certificates of deposit over $100,000           31,173           6.92           5.55         52,211          10.77           5.55
IRA certificates                                18,471           4.10           5.96         18,756           3.87           5.95
                                              --------         ------                      --------         ------
      Total deposits                          $450,766         100.00%          5.13       $484,641         100.00%          5.24
                                              ========         ======                      ========         ======

AMOUNTS AND MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
                                          DECEMBER 31, 1998
                                          -----------------
                                           (IN THOUSANDS)
Three months or less                           $14,387
Over three months through six months             5,658
Over six through twelve months                   5,905
Over twelve months                               5,223
                                               -------
      Total                                    $31,173
                                               =======

     COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996. We reported then-record earnings for 1997 with consolidated net income of $2.42 million, an increase of 33.70% over 1996 earnings of $1.81 million. Basic earnings per share were $0.65 compared to $0.66 in 1996. Diluted earnings per share were $0.49, a 2.08% increase over the $0.48 earned in 1996. Average shares outstanding increased substantially in 1997 as we continued to increase our equity base to keep pace with asset growth.

     Return on average assets for 1997 was 0.52%, compared to 0.59% in 1996. Return on average shareholders' equity was 9.55% for the year compared to 12.17% for 1996. The decline in the return on average shareholders' equity was attributable to our issuance of shares of common stock in connection with the acquisition of Reliance Financial, Inc. in August 1997 and two rights offerings during 1997.

     Net Interest Income.  Net interest income increased $6.24 million,
     -------------------
or 62.07%, in 1997 compared to an increase of 24.99% in 1996. Net interest margin was 3.71% in 1997 compared to 3.39% in 1996. The increase in net interest income and net interest margin was due to a relatively stable rate environment, significant increases in loans and deposits, substantial shifting of earning assets into higher yielding loans and proportionately greater non-interest bearing deposits. These improvement factors were partially offset by a decrease in the ratio of earning assets to total assets.

     Our net interest spread increased by 30 basis points from 2.92% in 1996 to 3.22% in 1997. This followed a decrease of 30 basis points in 1996. The increase in 1997 occurred as a result of an increase on the yields on earning assets of 14 basis points and a 16 basis point decline in rates paid on interest bearing liabilities. The increase of the yields on earning assets of 14 basis points followed a decrease of 42 basis points in 1996. The increase in 1997 was due in large part to average loans comprising 83.17% of earning assets. Despite a 10 basis point decline in loan yields, the increased volume of loans helped raise overall yield on earning assets. Yields on taxable securities also improved 35 basis points as a result of reinvestment opportunities and the additional investment opportunities and the additional investment of $5.0 million resulting from cash received in the third quarter from the acquisition of the branches in Union and Warrenton, Missouri. The lower rates paid on interest bearing liabilities was the result of generally lower rates in all categories with the exception of certificates of deposit over $100,000. The decline in rates on certificates of deposits under $100,000 of 11 basis points had the most impact.

     The following table sets forth the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest-bearing liabilities for each of the periods reported.

           DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                             YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------------
                                                                 1997                                         1996
                                              -----------------------------------------    ----------------------------------------
                                               AVERAGE       INTEREST         AVERAGE      AVERAGE         INTEREST        AVERAGE
                                               BALANCE      EARNED/PAID      YIELD/RATE    BALANCE       EARNED/PAID     YIELD/RATE
                                              --------      -----------      ----------    --------      -----------     ----------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
Loans<F1>                                     $365,615        $33,473           9.16%      $232,314        $21,428           9.22%
Taxable investment securities                   64,384          3,910           6.07         59,882          3,428           5.72
Non-taxable investment securities<F2>            1,130             56           4.96          1,115             49           4.39
Federal funds sold and other investments         8,492            326           3.84          3,079            151           4.90
                                              --------        -------           ----       --------        -------           ----
Total interest earning assets                  439,621         37,765           8.59        296,390         25,056           8.45

Non-interest earning assets:
Cash and due from banks                       $  9,341                                     $  6,382
Bank premises and equipment                      6,869                                        4,698
Other assets                                    11,065                                        3,915
Allowance for loan losses                       (3,867)                                      (2,401)
                                              --------                                     --------
         Total assets                         $463,029                                     $308,984
                                              ========                                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing liabilities:
Money market and NOW accounts                 $ 95,431        $ 4,092           4.29%      $ 70,948        $ 3,218           4.54%
Savings deposits                                 9,665            279           2.89          6,985            227           3.25
Certificates of deposit                        162,870          9,436           5.79        104,283          6,149           5.90
Certificates of deposit over $100,000           48,358          2,686           5.55         36,387          2,001           5.50
IRA certificates                                12,780            760           5.95          7,673            465           6.06
                                              --------        -------                      --------        -------
Total interest bearing deposits                329,104         17,253           5.24        226,276         12,060           5.33
                                              --------        -------                      --------        -------

Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                52,702          2,895           5.49         27,481          1,542           5.61
Other borrowings                                16,658          1,318           7.91         17,482          1,397           7.99
                                              --------        -------                      --------        -------
         Total interest bearing liabilities   $398,464        $21,466           5.39       $271,239        $14,999           5.53
                                              --------        -------                      --------        -------

Non-interest bearing liabilities and
      equity:
Demand deposits                               $ 36,966                                     $ 21,312
Other liabilities                                2,307                                        1,582
Shareholders' equity                            25,292                                       14,851
                                              --------                                     --------
         Total liabilities and
            shareholders' equity              $463,029                                     $308,984
                                              ========                                     ========

Net interest income                                           $16,299                                      $10,057
                                                              =======                                      =======

Net interest spread                                                             3.20%                                        2.92%

Net interest margin                                                             3.71%                                        3.39%

-----------
<F1> Average balances include non-accrual loans.
<F2> Presented at actual yield rather than tax-equivalent yield.

     The following table sets forth for the periods indicated, the changes in interest income and interest expense which were attributable to changes in average volume and changes in average rates.

                            RATE/VOLUME ANALYSIS
                                                       YEAR ENDED DECEMBER 31, 1997
                                                            COMPARED TO THE
                                                       YEAR ENDED DECEMBER 31, 1996
                                                  --------------------------------------
                                                  VOLUME            RATE      NET CHANGE
                                                  ------            ----      ----------
                                                              (IN THOUSANDS)
INTEREST EARNED ON:

Loans                                             $12,186          $(141)       $12,045
Taxable investment securities                         267            216            483
Non-taxable investment securities                       1              6              7
Federal funds sold and
      other investments                               213            (39)           174
                                                  -------          -----        -------
         Total interest income                     12,667             42         12,709
                                                  -------          -----        -------
INTEREST PAID ON:

Money market and NOW accounts                       1,047           (173)           874
Savings deposits                                       79            (27)            52
Certificates of deposit                             3,404           (117)         3,287
Certificates of deposit over $100,000                 666             19            685
IRA certificates                                      303             (8)           295
Federal funds purchased, repurchase agreements
      and other short-term borrowings               1,386            (33)         1,353
Other borrowings                                      (65)           (14)           (79)
                                                  -------          -----        -------
         Total interest expense                     6,820           (353)         6,467
                                                  -------          -----        -------

         Net interest income                      $ 5,847          $ 395        $ 6,242
                                                  =======          =====        =======

     Other Income.  Other income increased 136.76% for 1997 compared to
     ------------
1996, and totaled $3.30 million for 1997. Other income, excluding securities gains and mortgage banking revenues, increased $0.96 million, or 93.41%, in 1997 compared to the prior year. The increase in other income in 1997 resulted primarily from an increase of $0.99 million in mortgage banking gross revenues generated by Allegiant Mortgage Company and the newly formed Edge Mortgage Services. In addition, service charges on deposits grew by $0.30 million due to the increased number of deposit accounts and an expanded base of service chargeable products.

     Other Expense.  Total operating expenses increased $6.05 million,
     -------------
or 86.19%, to $13.07 million during 1997, compared to an increase of $1.39 million, or 24.78%, to $7.02 million in 1996. A majority of the increase was due to the expansion of our business lines, our two mortgage subsidiaries and an increase in the number of our banking locations. The additions resulted in increased salary and benefit expense, furniture and equipment costs and occupancy expenses. Our efficiency ratio, determined by dividing the total operating expenses by the total tax-equivalent revenue, was 67.69% in 1997 as compared to 61.30% in 1996.

     The following table sets forth a summary of our other income and expense for the years indicated:

                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                                1997            1996
                                              --------         -------
                                                    (IN THOUSANDS)
OTHER INCOME:

Mortgage banking revenues                      $ 1,300         $  312
Leasing revenues                                   433             --
Service charges on deposits                        913            612
Gain on the sale of mortgage loans                  27             --
Brokerage division revenues                        169              6
Gain on the sale of securities                       2             49
Other non-interest income                          454            414
                                               -------         ------

      Total other income                       $ 3,298         $1,393
                                               =======         ======

OTHER EXPENSES:

Salaries and employee benefits                 $ 6,192         $3,455
Furniture and equipment                            943            689
Occupancy                                          738            448
Depreciation of operating leases                   394             --
Goodwill amortization                              358             67
Operating losses                                   938            144
Supplies                                           428            202
Other non-interest expense                       3,078          2,014
                                               -------         ------

      Total other expenses                     $13,069         $7,019
                                               =======         ======

     Securities Portfolios.  At December 31, 1997, held-to-maturity
     ---------------------
securities amounted to $31.95 million and securities designated as available-for-sale totaled $44.92 million.

     The carrying values of securities portfolio at the dates indicated were as follows:

                    SECURITIES PORTFOLIO
                                                     DECEMBER 31,
                                               ----------------------
                                                 1997           1996
                                               -------        -------
                                                   (IN THOUSANDS)
U.S. governmental and agency securities        $48,354        $36,492
Mortgage-backed securities                      18,548         18,202
Federal Home Loan Bank stock                     7,033          4,462
State and municipal securities                   1,563          1,199
Other securities                                 1,371            205
                                               -------        -------
      Total securities                         $76,869        $60,560
                                               =======        =======

     Loans.  Loans, the largest component of interest earning assets,
     -----
increased 66.09% for the year ended December 31, 1997 which followed an increase of 60.80% in 1996. Average total loans outstanding for 1997 were $365.62 million, a 57.38% increase over 1996 average outstandings. Average total loans outstanding for 1996 were $232.31 million, an increase of 46.57% over average total outstanding loans in 1995. The loan growth in 1997 consisted of a 46.33% increase in commercial loans, a 69.00% increase in real estate mortgage loans, a 210.18% increase in real estate construction loans and a 39.20% increase in consumer loans. Essentially all of the loans were generated within our primary market area. We had no foreign credits and an insignificant amount of participations were purchased.

     Commercial loans increased $34.81 million, from $75.13 million on December 31, 1996 to $109.94 million on December 31, 1997. The increase in commercial loans was largely due to marketing efforts of the bank's commercial loan team, strengthened by the additions during 1997 of experienced personnel. The commercial loan portfolio is diversified from an industry standpoint and includes businesses engaged in manufacturing, agribusiness, wholesaling and retailing, financial services and other service businesses. Emphasis is upon middle market and community businesses with known management and financial stability. Consistent with the bank's strategy and emphasis upon relationship banking, most borrowing customers also maintain deposit accounts and utilize other banking services. Real estate is often a material component of collateral for the commercial and industrial loans even though repayment on the loans may not be directly related to the real estate. This real estate provides us with additional collateral protection.

     Asset Quality.  Our allowance for loan losses increased 67.52%,
     -------------
from $3.10 million on December 31, 1996, to $5.19 million on December 31, 1997. The majority of this increase was due to the provision of $2.40 million to the allowance for loan losses during 1997. The 67.52 % increase in the allowance was directly related to the 66.09% increase during 1997 in our loan balance. The allowance for loan losses to total loans increased slightly to 1.07% at December 1997 from 1.06% at December 31, 1996. The allowance for loan losses represented 377.12% of non-performing loans at December 31, 1997, compared to 447.98% at December 31, 1996.

     Non-performing assets increased by $0.69 million to $1.38 million at December 31, 1997, from $0.69 million on December 31, 1996. The ratio of non-performing loans to total loans was 0.28% at December 31, 1997 compared to 0.24% as of December 31, 1996. The largest component of this increase in non-performing loans was an increase of $0.04 million in past due commercial loans and $0.46 million in past due real estate loans.

     Allowance for Loan Losses.  The allowance for loan losses equaled
     -------------------------
1.07% of loans outstanding at December 31, 1997, essentially the same percentage level as 1996. For the year ended December 31, 1997, the provision for loan losses was $2.40 million compared to $1.45 million for the year ended December 31, 1996, an increase of $0.95 million, or 65.54%. The increase in the annual provision for loan losses was primarily a result of the 66.09% increase in total loans outstanding at December 31, 1997 compared to December 31, 1996. The provision to average loans outstanding as 0.71% in 1997 compared to 0.62% in 1996. Net loans charged off during 1997 was $0.71 million, compared to $0.48 million for the year ended December 31, 1996 representing an increase of 47.91%. Net loans charged off as a percentage of average loans outstanding was 0.19% and 0.21% in 1997 and 1996, respectively. Non-performing loans to total loans remained low at 0.28% at December 31, 1997 compared to 0.24% at year-end 1996. Total recoveries for the twelve months ended December 31, 1997 were $0.05 million compared to $0.07 million in 1996.

     Deposits.  Average deposits increased $118.48 million, or 47.85%,
     --------
1997 following an increase of $63.28 million, or 34.33%, in 1996. The increase in 1997 was due to internal growth of approximately $67.5 million primarily from additional branch openings in 1996 and 1997 and growth of approximately $51.0 million due to acquisitions. As shown in the table below, total deposits at year-end 1997 increased by $175.97 million, or 57.01%. This growth rate, which is higher than the average growth rate, was due to the aforementioned acquisitions taking place in the third quarter of 1997, which therefore impacted average balances for the year to a lesser degree.

     The mix of average deposits changed moderately during the year with non-interest bearing deposits comprising 10.10% of total deposits compared to 8.61% in 1996. This increase also was the result of the previously mentioned deposit acquisition having proportionately more non-interest bearing accounts. Certificates of deposit under $100,000 comprised 44.49% of average deposits compared to 42.12% in 1996. The increase in 1997 was a result of the thrift acquisition having proportionately more of these deposits.

     The following tables summarize deposits as of the dates indicated:

                                        DEPOSIT LIABILITY COMPOSITION
                                                                            YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------------------
                                                                1997                                         1996
                                              --------------------------------------        -------------------------------------
                                                               PERCENT          AVG.                        PERCENT          AVG.
                                               AMOUNT          OF TOTAL         RATE        AMOUNT          OF TOTAL         RATE
                                               ------          --------         ----        ------          --------         ----
                                                                            (DOLLARS IN THOUSANDS)
Demand deposits                               $ 50,060          10.33%            --%      $ 29,406           9.53%            --%
Money market and NOW accounts                  115,856          23.91           4.29         85,201          27.60           4.54
Savings deposits                                16,157           3.33           2.89          6,083           1.97           3.25
Certificates of deposit                        231,601          47.79           5.79        128,407          41.60           5.90
Certificates of deposit over $100,000           52,211          10.77           5.55         50,825          16.47           5.50
IRA certificates                                18,756           3.87           5.95          8,748           2.83           6.06
                                              --------         ------                      --------         ------
      Total deposits                          $484,641         100.00%          5.24       $308,670         100.00%          5.33
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
                                               =======


INTEREST RATE SENSITIVITY

     Our asset/liability strategy is to minimize the sensitivity of earnings to changes in interest rates while maintaining an acceptable net interest margin. The bank's asset/liability committee monitors the interest rate sensitivity of the balance sheet on a bi-weekly basis. The committee reviews asset and liability repricing in the context of current and possible future interest rate scenarios affecting the economic climate in our market area.

     Our pricing policy is that all earning assets and interest bearing liabilities be either based on floating rates or have a fixed rate for a period not exceeding five years. Real estate mortgage loans held by us, while having long final maturities, are comprised of one-, two- or three-year adjustable rate loans. The adjustable basis of these loans significantly reduces interest rate risk.

     As the following table shows, at December 31, 1998 we had a slight bias for falling interest rates in the most immediate time frame. This structure is similar to our positioning at the beginning of 1998; however, the bias to falling rates has been reduced to mitigate the impact of any increases in short-term rates. The cumulative gap positions in all time frames presented are well within our asset/liability guidelines.


                                                                          TIME TO MATURITY OR REPRICING
                                                 --------------------------------------------------------------------------------
                                                  0 TO 3           4 TO 12            1 TO 5             OVER
                                                  MONTHS            MONTHS            YEARS            5 YEARS            TOTAL
                                                 --------          --------          --------          --------          --------
                                                                              (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS (RSA):
      Loans                                      $241,108          $ 77,687          $164,810          $ 12,064          $495,670
      Investment securities                        11,857            23,169            18,838               916            54,780
      Federal funds                                 3,430                --                --                --             3,430
                                                 --------          --------          --------          --------          --------
         Total RSA                               $256,395          $100,856          $183,648          $ 12,980          $553,880
                                                 ========          ========          ========          ========          ========

RATE SENSITIVE LIABILITIES (RSL):
      Money market and NOW accounts              $142,901          $     --          $     --          $     --          $142,901
      Savings                                      14,918                --                --                --            14,918
      Time deposits                                67,481            70,638            67,564               674           206,357
      Time deposits over $100,000                  15,037            11,865             3,929               342            31,173
      Repurchase agreements                        13,745               297                --                --            14,042
      S/T other                                        --               500                --                --               500
      S/T FHLB borrowings                          27,000            12,500                --                --            39,500
      L/T FHLB borrowings                              --                --            15,125            11,500            26,625
      L/T borrowings - other                           --                --            13,150                --            13,150
                                                 --------          --------          --------          --------          --------
         Total RSL                               $281,082          $ 95,800          $ 99,768          $ 12,516          $489,166
                                                 ========          ========          ========          ========          ========

PERIODIC INFORMATION:
      GAP (RSA - RSL)                            $(24,687)         $  5,056          $ 83,880          $    464
      RSA/RSL<F1>                                   91.22%           105.28%           184.08%           103.71%
      RSA/total assets                              43.00             16.91             30.80              2.18
      RSL/total assets                              47.14             16.07             16.73              2.10
      GAP/total assets                               4.14              0.85             14.07              0.08
      GAP/RSA                                        4.46              0.91             15.14              0.08

CUMULATIVE INFORMATION:
      Cumulative RSA                             $256,395          $357,251          $540,899          $553,880
      Cumulative RSL                              281,082           376,882           476,650           489,166
      GAP (RSA - RSL)                             (24,687)          (19,631)           64,249            64,714
      RSA/RSL                                       91.22%            94.79%           113.48%           113.23%
      RSA/total assets                              43.00             59.91             90.71             92.89
      RSL/total assets                              47.14             63.21             79.94             82.04
      GAP/total assets                               4.14              3.29             10.78             10.85
      GAP/RSA                                        4.46              3.54             11.60             11.68

-----------
<F1> Our current asset/liability policy is to maintain RSA/RSL percentage between 80% and 135% for the 0 to 3 month maturity range and between 75% and 125% for the cumulative one-year maturity range.

     The following table provides additional information about our financial instruments as of December 31, 1998. For loans, securities and liabilities with contractual maturities, the table presents principal cash flow and related weighted-average interest rates by contractual maturities. Core deposits that have no contractual maturity are subject to immediate withdrawal or repricing.

                                                              YEAR OF CONTRACTUAL MATURITY
                               ------------------------------------------------------------------------------------------------
                                 1999            2000           2001           2002           2003        THEREAFTER      TOTAL
                               --------        -------        -------        -------        -------       ----------      -----
                                                                 (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed rate loans               $ 70,498        $63,377        $56,938        $25,309        $24,468        $ 6,845       $247,435
      Average interest rate        8.07%          8.48%          8.40%          8.40%          8.29%          8.35%          8.37%
Variable rate loans            $155,556        $31,913        $15,494        $ 8,594        $16,202        $20,475       $248,234
      Average interest rate        8.45%          8.01%          8.24%          8.50%          7.78%          8.40%          8.33%
Fixed rate securities          $  7,739        $ 6,450        $ 4,403        $ 5,223        $10,240        $ 8,629       $ 42,684
      Average interest rate        6.11%          6.34%          6.00%          6.09%          5.62%          5.98%          5.98%
Variable rate securities       $     --        $ 4,000        $    --        $    --        $    --        $ 8,096       $ 12,096
      Average interest rate          --           4.85%            --             --             --           6.82%          6.17%
Federal funds sold             $  3,430        $    --        $    --        $    --        $    --        $    --       $  3,430
      Average interest rate        4.55%            --             --             --             --             --           4.55%

RATE SENSITIVE LIABILITIES:
Non-interest-bearing deposits  $ 55,417        $    --        $    --        $    --        $    --        $    --       $ 55,417
Savings and interest-bearing
   checking                     157,819             --             --             --             --             --        157,819
      Average interest rate        3.89%            --             --             --             --             --           3.89%
Time deposits                  $165,021        $41,452        $18,513        $ 6,126        $ 5,402        $ 1,016       $237,530
      Average interest rate        5.48%          5.41%          5.79%          5.96%          5.67%          6.12%          5.51%
Fixed interest rate
      borrowings               $ 17,042        $20,000        $12,650        $   625        $ 1,500        $42,000       $ 93,817
      Average interest rate        4.19%          5.70%          7.00%          5.87%          5.62%          5.01%          5.29%

LIQUIDITY MANAGEMENT

     Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base. This growth is both internally generated through product pricing and product development and externally generated through acquisition. During 1998, both of these elements contributed heavily to developing and maintaining long-term liquidity. Our capital position has been maintained through earnings retention and raising of capital. See
"-- Capital Resources."

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

     Average short-term borrowings were virtually unchanged in comparing 1998 levels to 1997 levels. The 1998 level also was consistent throughout the year with only small quarterly fluctuations in average balances. Due to favorable rate differentials, slightly more repurchase agreements and borrowings from the Federal Home Loan Bank were utilized instead of Federal Funds being purchased. We experienced strong loan demand during 1998 and anticipate the continuation of this demand during 1999. Based on this demand, we expect to continue to utilize borrowings from the Federal Home Loan Bank as a funding vehicle in advance of the slower growth rate obtainable in core deposits.

     The following table summarizes short-term borrowings for the periods indicated:

                                             AVERAGE SHORT-TERM BORROWINGS
                                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------------
                                                         1998                          1997                         1996
                                               ------------------------      -----------------------       -----------------------
                                               AVERAGE          AVERAGE      AVERAGE         AVERAGE       AVERAGE         AVERAGE
                                               BALANCE           RATE        BALANCE           RATE        BALANCE           RATE
                                               -------          -------      -------         -------       -------         -------
                                                                              (DOLLARS IN THOUSANDS)
Federal funds purchased                        $ 1,272           5.56%       $ 2,851           5.14%       $ 2,737           5.33%
Securities sold under agreement
      to repurchase and other
      short-term borrowings                     51,583           4.95         49,851           5.51         24,744           5.65
                                               -------                       -------                       -------

Total                                          $52,855           4.96        $52,702           5.49        $27,481           5.61
                                               =======                       =======                       =======
Total maximum short-term borrowings
      outstanding at any month-end
      during the year                          $63,449                       $71,496                       $51,060

CAPITAL RESOURCES

     Total shareholders' equity was $48.10 million at December 31, 1998, an increase of 14.34% over 1997's level of $42.07 million which represented an increase of 156.75% compared to year-end 1996. The increase in total equity was the result of earnings retention and the exercise of stock options and warrants. The increase in 1997 was the result of two common stock rights offerings and an acquisition effected by the issuance of common stock.

     Average shareholders' equity showed a substantial increase of 76.82% during 1998 compared to 1997. Shareholders' equity averaged $44.72 million during 1998 compared to $25.29 million in 1997. The large increase in average equity was related to the timing of the events during 1997 mentioned above. The acquisition occurred during the third quarter of 1997 and one of the rights offerings was completed during December of 1997. The average for 1998 therefore includes a full year's effect of these transactions compared to only a partial effect on 1997 averages. Average shareholders' equity has increased at a five year compound growth rate of 57.52%. Our average equity to asset ratio improved to 7.22% in 1998 from 5.46% in 1997.

     Dividends paid during 1998 were $0.12 per common share, an increase of 50.00% compared to the $0.08 per common share paid during 1997 which was a 33.33% increase over the $0.06 paid in 1996. Our dividend payout ratio was 20.22% in 1998 compared to 13.77% during 1997 and 10.34% in 1996.

     We also analyze our capital and the capital position of our subsidiaries in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and
combinations thereof.   The Federal Reserve Board has issued standards
for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Management believes that, as of December 31, 1998, Allegiant and its subsidiaries met all capital adequacy requirements.

     As of December 31, 1998, Allegiant's and the bank's capital ratios were as follows:

                                             ALLEGIANT      ALLEGIANT BANK
                                             ---------      --------------
Total capital (to risk-weighted assets)        8.68%            10.93%
Tier 1 capital (to risk-weighted assets)       7.42              9.68
Tier 1 capital (to average assets)             5.83              7.61

YEAR 2000

     GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE READINESS OF ALLEGIANT. The Year 2000 issue is a result of computer programs being written using two digits rather than four digits to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, or engage in similar normal business activities. To mitigate the risk of disruption, a Year 2000 plan has been developed and implemented. The plan is comprised of five phases, with completion of all five necessary to protect us against potential Year 2000 failures.

     Our plan to resolve the Year 2000 issue involves the following five phases: awareness, assessment, remediation, testing and implementation. During the awareness phase, a comprehensive strategy for addressing the Year 2000 issue was formulated. We have fully completed our assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the significant information technology systems could be affected, including the loan, deposit, general ledger and billing systems. All software and hardware systems have been provided by third party vendors; therefore, the remediation of systems primarily involves the installation of upgraded systems that have been certified by the vendors as Year 2000 compliant. We are in the process of testing all hardware and software systems to validate that systems have been renovated. In addition, testing will validate the compatibility of system interfaces. After all testing is completed, all systems will be implemented, which will include certification that all systems are Year 2000 compliant.

     YEAR 2000 STATUS, INCLUDING TIMETABLE FOR COMPLETION. As of June 30, 1999, the awareness and assessment phases are 100% complete. The remediation phase is substantially complete, with only two lesser significant software systems requiring upgrades. It is anticipated that these systems will be upgraded no later than September 30, 1999. Testing of our systems is accomplished after upgrades are provided by and certified as Year 2000 compliant by a third party vendor. As of June 30, 1999, approximately 85% of all internal systems have been tested. The testing of mission critical systems was substantially complete by December 31, 1998. Except for the two systems identified above, it is anticipated that testing of all systems will be substantially completed by July 31, 1999, with the implementation phase to be completed by August 31, 1999.

     IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000.
We have some systems that interface directly with significant third party vendors. These include the Electronic Fund Transfer (EFT) systems related to wire transfers, automated teller machine and debit card transactions, in addition to trust system software. These third parties have made, or are in the process of making, their systems Year 2000 compliant. We are working with these third party vendors to ensure that the third party systems interface properly with our systems. Testing for these systems will be accomplished using actual and proxy testing. Proxy testing is testing that takes place in a controlled environment using similar software/hardware that we and the third party vendors utilize. These tests have been completed.

     We also have gathered information about the Year 2000 compliance status of customers with significant credit relationships. In addition, significant suppliers and other third parties that do not share information with our systems (external agents) have been queried to assess their Year 2000 status. As of June 30, 1999, there is no evidence of any significant customers or external agents that would materially impact our operations, liquidity or capital resources. However, we have no means of ensuring that these entities will be Year 2000 compliant. The inability of third parties and external agents to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliant third parties and external agents is not determinable.

     YEAR 2000 COSTS. We have utilized and will continue to utilize both internal and external resources to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $0.20 million and is being funded through operating cash flows. As of June 30, 1999, we have incurred approximately $0.20 million ($0.11 million expensed and $0.09 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. The total remaining project costs, which we approximate will be $0.03 million, are attributable to the testing and validation phases of the project and will be expensed as incurred.

     OVERALL YEAR 2000 RISKS. Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, all necessary phases of the Year 2000 program have not yet been completed. In the event that such phases are not completed in a timely fashion, we could experience system failures that may have a significant impact on our financial condition. In addition, disruptions in the economy generally resulting from the Year 2000 issue also could materially adversely affect us. We could be subject to litigation for computer system product failures. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     CONTINGENCY PLANNING. We have contingency plans for certain mission critical applications and are working on plans for all other systems. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies. In addition, funding plans are being developed to assure adequate levels of liquid assets are available in the event of significant customer withdrawals of cash items as a result of concerns regarding the Year 2000 issue.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 12th day of July 1999.

                                 ALLEGIANT BANCORP, INC.
                                 (Registrant)



                                 By  /s/ Shaun R. Hayes
                                    -------------------------------
                                    Shaun R. Hayes, President and
                                    Chief Executive Officer

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

   3.2       By-laws of the Company, as currently in effect, filed as
             Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are hereby incorporated by reference.

   4.1       Form of Stock Certificate for Common Stock, filed as
             Exhibit 4.2 to the Company's Registration Statement on Form 10-SB (Reg. No. 0-26350), is hereby incorporated by reference.

   4.2       Form of Warrant Agreement, filed as Exhibit 4.3 to
             Company's Registration Statement on Form 10-SB (Reg.
             No. 0-26350), is hereby incorporated by reference.

   10.1 Loan Agreement, dated November 12, 1998, by and between LaSalle National Bank and the Company, filed as Exhibit
             10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

   10.2 Pledge Agreement, dated November 12, 1998, by and between LaSalle National Bank and the Company, filed as Exhibit
             10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

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

   10.7 Agreement for Advances, Pledge and Security Agreement, dated May 3, 1993, by and between Allegiant Bank and the Federal Home Loan Bank of Des Moines.

   13 Portions of the 1998 Annual Report of the Company to its Shareholders, filed as Exhibit 13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, are hereby incorporated by reference.

   21.1      Subsidiaries of the Company, filed herewith.

[FN]
------------
<F*>Management contract or compensatory plan or arrangement.