Form 10-Q
period 1999-06-30
ALLEGIANT BANCORP INC
filed 1999-08-09
CIK 852642

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                             FORM 10-Q


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended     JUNE 30, 1999
                              ------------------------------------------


Commission file number             0-26350
                      --------------------------------------------------


                      ALLEGIANT BANCORP, INC.
------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


             MISSOURI                          43-1519382
---------------------------------  -------------------------------------
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


                                              Number of shares
          Title of class               outstanding as of July 30, 1999
-----------------------------------  -----------------------------------
   Common stock, $0.01 par value                  6,378,601

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                             INDEX
                                                                                            Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                                1

           Consolidated Balance Sheets - June 30, 1999 and 1998 (Unaudited) and
              December 31, 1998                                                                1

           Consolidated Statements of Income (Unaudited) - Three Months Ended
              June 30, 1999 and 1998, and Six Months Ended June 30, 1999 and 1998              2

           Consolidated Statement of Shareholders' Equity (Unaudited) - Six Months
              Ended June 30, 1999                                                              3

           Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended
              June 30, 1999 and 1998                                                           4

           Notes to Condensed Consolidated Financial Statements (Unaudited)                    5

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                       7

           Distribution of Average Assets, Liabilities and Shareholders' Equity and Interest
              Rates - Three Months Ended June 30, 1999 and 1998                               10

           Distribution of Average Assets, Liabilities and Shareholders' Equity and Interest
              Rates - Six Months Ended June 30, 1999 and 1998                                 11

           Rate/Volume Analysis - Quarter Ended June 30, 1999 and Six Months Ended
              June 30, 1999                                                                   12

           Securities Portfolio - June 30, 1999 and 1998 and December 31, 1998                15

           Lending and Credit Management - June 30, 1999 and 1998 and
              December 31, 1998                                                               16

           Risk Elements--Nonaccrual, Past Due and Restructured Loans - June 30, 1999
              and 1998 and December 31, 1998                                                  17

           Summary of Loan Loss Experience and Related Information - Six Months Ended
              June 30, 1999 and 1998                                                          19




           Deposit Liability Composition - June 30, 1999 and 1998 and December 31, 1998       20

           Liquidity Management and Capital Resources                                         21

           Year 2000                                                                          24

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         26

PART II - OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                                          26

  Item 4.  Submission of Matters to a Vote of Security Holders                                26

  Item 6.  Exhibits and Reports on Form 8-K                                                   27

SIGNATURES                                                                                    28

EXHIBIT INDEX                                                                                 29

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                                                             June 30,                 June 30,
                                                               1999    December 31,     1998
                                                           (Unaudited)     1998     (Unaudited)
                                                           ----------- ------------ -----------
                                                       (Dollars in thousands, except per share data)
ASSETS:
-------
Cash and due from banks                                      $ 11,012    $ 13,693     $ 15,340
Federal funds sold and other overnight investments                  4       3,430        5,315
Investment securities:
   Available-for-sale (at estimated market value)              46,264      42,740       58,297
   Held-to-maturity (estimated market value of
      $10,349, $12,132 and $19,711, respectively)              10,310      12,040       19,597
Loans, net of allowance for possible loan losses of
   $7,085, $6,442 and $5,633, respectively                    536,542     489,227      478,011
Bank premises and equipment, net of accumulated
   depreciation                                                10,707      11,010       11,229
Accrued interest and other assets                              11,127      11,438       13,281
Cost in excess of fair value of net assets acquired            12,200      12,696       13,249
                                                             --------    --------     --------
Total assets                                                 $638,166    $596,274     $614,319
                                                             ========    ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Deposits:
   Non-interest bearing                                      $ 49,997    $ 55,417     $ 48,685
   Interest bearing                                           406,587     364,176      396,233
   Certificates of deposit of $100,000 or more                 33,232      31,173       38,630
                                                             --------    --------     --------
Total deposits                                                489,816     450,766      483,548
                                                             --------    --------     --------
Short-term borrowings                                          58,664      53,542       40,890
Long-term borrowings                                           37,275      40,275       40,775
Accrued expenses and other liabilities                          2,460       3,587        5,066
                                                             --------    --------     --------
Total liabilities                                             588,215     548,170      570,279
                                                             --------    --------     --------

Shareholders' equity:
   Common Stock, $0.01 par value - shares
      authorized, 20,000,000; shares issued, 6,611,160
      6,536,164 and 6,220,800, respectively                        66          65           52
   Capital surplus                                             42,324      41,898       40,070
   Retained earnings                                            8,064       6,058        3,860
   Accumulated other comprehensive income                        (503)         83           58
                                                             --------    --------     --------
Total shareholders' equity                                     49,951      48,104       44,040
                                                             --------    --------     --------
Total liabilities and shareholders' equity                   $638,166    $596,274     $614,319
                                                             ========    ========     ========

See Notes to Condensed Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                 Three Months Ended             Six Months Ended
                                                                       June 30,                     June 30,
                                                              -------------------------     -------------------------
                                                                 1999           1998           1999           1998
                                                              ----------     ----------     ----------     ----------
                                                                  (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans                                 $   11,470     $   11,177     $   22,543     $   22,319
   Investment securities                                             815            969          1,588          2,055
   Federal funds sold and overnight investments                       23            142            102            184
                                                              ----------     ----------     ----------     ----------
Total interest income                                             12,308         12,288         24,233         24,558
                                                              ----------     ----------     ----------     ----------

Interest expense:
   Interest on deposits                                            4,938          5,643          9,794         11,261
   Interest on short-term borrowings                                 647            693          1,286          1,257
   Interest on long-term debt                                        565            716          1,158          1,375
                                                              ----------     ----------     ----------     ----------
Total interest expense                                             6,150          7,052         12,238         13,893
                                                              ----------     ----------     ----------     ----------

Net interest income                                                6,158          5,236         11,995         10,665
Provision for loan losses                                            450            315          1,012            715
                                                              ----------     ----------     ----------     ----------
Net interest income after provision
   for loan losses                                                 5,708          4,921         10,983          9,950
                                                              ----------     ----------     ----------     ----------

Other income:
   Service charges and other fees                                  1,188          2,130          2,442          3,227
   Net gain on sale of securities                                      -             46              -             58
                                                              ----------     ----------     ----------     ----------
Total other income                                                 1,188          2,176          2,442          3,285
                                                              ----------     ----------     ----------     ----------

Other expenses:
   Salaries and employee benefits                                  2,401          2,261          4,846          4,575
   Occupancy and other operating expenses                          2,253          3,034          4,666          5,838
                                                              ----------     ----------     ----------     ----------
Total other expenses                                               4,654          5,295          9,512         10,413
                                                              ----------     ----------     ----------     ----------

Income before income taxes                                         2,242          1,802          3,913          2,822
Provision for income taxes                                           897            725          1,566          1,118
                                                              ----------     ----------     ----------     ----------

Net income                                                    $    1,345     $    1,077     $    2,347     $    1,704
                                                              ==========     ==========     ==========     ==========

Per share data:
   Basic:
      Weighted average basic
         common shares outstanding                             6,581,451      6,201,733      6,566,643      6,164,965
      Net income                                              $     0.20     $     0.17     $     0.36     $     0.28

   Diluted:
      Weighted average diluted
         common shares outstanding                             6,625,764      6,715,003      6,653,125      6,673,715
      Net income                                              $     0.20     $     0.16     $     0.35     $     0.26

See Notes to Condensed Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                                                                         Accumulated      Total
                                                                                            Other         Share-
                                                     Common    Capital     Retained     Comprehensive    holders'  Comprehensive
                                                      Stock    Surplus     Earnings         Income        Equity      Income
                                                     ------    -------     --------     -------------    --------  -------------
                                                                                    (In thousands)
Balance December 31, 1998                              $65     $41,898      $6,058          $  83         $48,104
Net income                                               -           -       2,347              -           2,347      $2,347
Unrealized losses on available-for-sale
   securities, net of reclassification
   adjustment (see below)                                -           -           -           (586)           (586)       (586)
                                                                                                                       ------
Comprehensive income                                     -           -           -              -               -      $1,761
                                                                                                                       ======
Stock dividend                                           -           -           -              -               -
Warrants exercised                                       1         281           -              -             282
New shares issued                                        -          52           -              -              52
Options exercised                                        -          83           -              -              83
Dividends                                                -           -        (331)             -            (331)
                                                       ---     -------      ------          -----         -------
Balance June 30, 1999                                  $66     $42,314      $8,074          $(503)        $49,951
                                                       ===     =======      ======          =====         =======
Reclassification adjustments:
   Unrealized gains (losses) on
      available-for-sale securities                                                         $(586)
Less:
   Reclassification adjustment for gains
      realized, included in net income                                                          -
                                                                                            -----
   Net unrealized gains (losses) on
      available-for-sale                                                                    $(586)
                                                                                            =====

See Notes to Condensed Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                  Six Months Ended
                                                                      June 30,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                                                               (Dollars in thousands)
OPERATING ACTIVITIES:
--------------------
   Net income                                                   $  2,347    $  1,704
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                             1,743       2,132
         Provision for loan losses                                 1,012         715
         Gain on sale of mortgage loans                                -        (608)
         Gain on sale of securities available-for-sale                 -         (58)
         Changes in assets and liabilities:
            Accrued interest receivable and
               other assets                                          230        (388)
            Other liabilities                                     (1,127)        326
                                                                --------    --------

Cash provided by operating activities                              4,205       3,823
                                                                --------    --------

INVESTING ACTIVITIES:
--------------------
   Proceeds from maturities of securities held-to-maturity         2,648      12,354
   Purchase of investment securities held-to-maturity               (918)          -
   Proceeds from maturities of securities available-for-sale      11,859      17,696
   Proceeds from sales of securities available-for-sale                -       5,546
   Purchase of investment securities available-for-sale          (16,306)    (36,608)
   Loans made to customers, net of repayments                    (48,327)    (48,532)
   Proceeds from sale of mortgage loans                                -      50,341
   Purchase of assets held for operating leases                        -      (3,049)
   Additions to premises and equipment                              (525)     (1,398)
                                                                --------    --------

Cash used in investing activities                                (51,569)     (3,650)
                                                                --------    --------

FINANCING ACTIVITIES:
--------------------
   Net increase (decrease) in deposits                            39,050      (1,093)
   Net increase (decrease) of short-term borrowings                5,122     (12,689)
   Proceeds from issuance of long-term debt                            -      17,500
   Decrease in long-term debt                                     (3,000)          -
   Proceeds from issuance of common stock                            417         567
   Payment of dividends                                             (331)       (275)
                                                                --------    --------

Cash provided by financing activities                             41,258       4,010
                                                                --------    --------

Net increase (decrease) in cash and cash equivalents              (6,106)      4,183
Cash and cash equivalents, beginning of period                    17,123      16,472
                                                                --------    --------
Cash and cash equivalents, end of period                        $ 11,017    $ 20,655
                                                                ========    ========

See Notes to Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1999

Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and its subsidiaries:
Allegiant Bank and Edge Mortgage Services, Inc. ("Edge"). The results of operations of Edge are included through March 19, 1999, the date Edge was sold to a former officer of the Company. The sale had no material effect on the consolidated financial statements of the Company. The terms "Allegiant," "company," "we" and "our" as used in this report refer to Allegiant Bancorp, Inc. and our subsidiaries as a consolidated entity, except where it is make clear that it means only Allegiant. Also, sometimes we refer to our bank subsidiaries as the "bank."

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 1998.

Comprehensive Income

     During the second quarter of 1999 and 1998, total comprehensive income amounted to $931 thousand and $999 thousand, respectively.
Through June 30, year-to-date total comprehensive income for 1999 and 1998, was $1.76 million and $1.68 million, respectively.

Subsequent Events

Trust Preferred Securities

     On August 2, 1999, we completed a public offering of 1,500,000 9.875% Cumulative Trust Preferred Securities. The Trust Preferred Securities were issued by our subsidiary, Allegiant Capital Trust I, a Delaware statutory business trust. The Trust Preferred Securities have a liquidation amount of $10 per security and represent preferred undivided interests in the assets of the Trust which consist solely of the debentures described below, and payments in respect thereof.

     The Trust utilized the proceeds from the sale of the Trust Preferred Securities to purchase at par approximately $15.00 million aggregate principal amount of 9.875% Junior Subordinated Debentures issued by us. The Junior Subordinated Debentures bear interest at the rate of 9.875% per annum, payable quarterly, and mature in August 2029, subject to earlier repayment at our option at a date no earlier than August 2004. In addition, we may redeem the Junior Subordinated Debentures prior to such date within 90 days after: the occurrence of certain tax events; the Trust being deemed to be an investment company; or there is an adverse change in the treatment of the Trust Preferred Securities as Tier 1 capital for bank regulatory purposes. We have the right to defer payments of interest on the Junior Subordinated Debentures for up to 20 consecutive quarters, but not beyond their stated maturity date. During any period of interest deferral, we may not declare or pay cash dividends on, or redeem our capital stock or repay any debt securities which rank junior to the Junior Subordinated Debentures.

     We used the proceeds from the sale of the Junior Subordinated Debentures, after payment of expenses of approximately $850 thousand, to infuse approximately $8.00 million of capital into the bank and to repay approximately $2.50 million of corporate indebtedness, including $2.00 million which was used to repurchase shares of our common stock. The balance of the proceeds will be used for general corporate purchases, including possible future repurchases of our common stock.

Common Stock Repurchase

     In July 1999, we repurchased 233,219 shares of our common stock in a privately negotiated transaction. The aggregate purchase price was $2.33 million, which was funded by a $2.00 million borrowing under our revolving line of credit and by cash on hand. We will repay the revolving line of credit in August 1999 with the proceeds of our trust preferred securities offering and we will prepay a portion of our term loan with such proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of us and our subsidiaries. These forward-looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous smaller borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. Unanticipated events associated with Year 2000 compliance, relating to work on developments or modifications to computer systems and to software, including work performed by suppliers or vendors, could affect our future financial condition and operating results. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices its products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than anticipated.

Overview

     The profitability of our operations depends on our net interest income, provision for loan losses, non-interest income and non-interest expense. Net interest income is the difference between the income we receive on our loan and investment portfolios and our cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in our loan portfolio. Non-interest income consists primarily of service charges on deposit accounts and fees for ancillary banking services and, to a lesser extent, revenues generated from our mortgage banking, securities brokerage, insurance brokerage and trust operations. Non-interest expense includes salaries and employee benefits as well as occupancy, data processing, marketing, professional fees, insurance and other expenses.

     Net interest income is dependent on the amounts and yields of interest earning assets compared to the amounts and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and our asset/liability management procedures in managing those changes. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of the loan portfolio and loss experience, as well as economic and market factors.

     Since the beginning of 1998, we have focused primarily upon improving the profitability of our banking operations. As a result we have reduced the amount of one- to four-family mortgages we hold in our loan portfolio, while increasing the amount of higher yielding commercial loans. We also have hired several experienced banking professionals with experience in the St. Louis metropolitan area. We have refined our market focus to concentrate exclusively on opportunities in the higher-growth St. Louis metropolitan area and, accordingly, we sold three retail banking offices in northeastern Missouri in December 1998. We also have implemented company-wide cost-control efforts to enhance efficiencies at our entire operations.

     Our primary financial objectives are to continue to grow our loan portfolio while maintaining high asset quality, expand our core deposit base to provide a cost-effective and stable source of funding our loan portfolio and increase non-interest income while maintaining strong expense controls. We believe we have maintained high asset quality while managing growth both internally and by acquisition. We also believe our history of strong credit quality has resulted from sound credit practices.

Results of Operations

     Net income for the three months ended June 30, 1999 was $1.35 million, a 25.00% increase over the $1.08 million earned for the second quarter of 1998. Both basic earnings per share and diluted earnings per share were $0.20 for the second quarter of 1999 compared to basic and diluted earnings per share for the second quarter of 1998 of $0.17 and $0.16, respectively. The annualized return on average assets for the second quarter of 1999 was 0.87% and represented a 24.29% improvement over the 0.70% annualized return on average assets reported for the second quarter of 1998. The return on average equity on an annualized basis was 10.86% for the second quarter of 1999 compared to 9.96% for the second quarter of 1998.

     Net income for the six-month periods ended June 30, 1999 and 1998, was $2.35 million and $1.70 million, respectively. Net income increased 38.24% for the comparable periods. Basic earnings per share increased by 28.57% to $0.36 from $0.28 and diluted earnings per share increased 34.62% to $0.35 from $0.26 in the respective six-month periods. The annualized return on average assets was 0.77% and the annualized return on average equity was 9.66% for the six months ended June 30, 1999.
This compares to, on an annualized basis, a return on average assets of 0.56% and a return on average equity of 8.00% for the corresponding period in 1998.

     We experienced modest growth during the first six months of 1999. Period end total assets increased $41.89 million, or 7.03%, from December 31, 1998 to June 30, 1999. Asset growth during the period was primarily in loans which before allowance for loan losses, increased $47.96 million, or 9.68%. Deposit balances increased $39.05 million, or 8.66%, from December 31, 1998 to June 30, 1999. Money market accounts increased $47.71 million. This growth was a result of promotion of a new money market product and resulted in a shift in deposits from maturing certificates of deposit under $100,000. Certificates of deposit under $100,000 decreased by a net of $10.38 million during the first six months of 1999. Certificates of deposit over $100,000 increased $2.93 million during the first six months of 1999, including a $15 million net increase from brokered CD's issued in February.

Net Interest Income

     Net interest income for the three months ended June 30, 1999 was $6.16 million, a 17.61% increase compared to the $5.24 million reported for the second quarter of 1998. Interest income increased $20 thousand in the second quarter of 1999 compared to the second quarter of 1998 as a result of a $15.54 million increase in average earnings assets offset by a decrease in the average yield on earning assets of 20 basis points. Interest expense in the second quarter of 1999 decreased $902 thousand compared to the second quarter of 1998 as a result of a $201 thousand decrease in average interest bearing liabilities and a 69 basis point decrease in the average rate paid on interest bearing liabilities.

     Net interest margin for the second quarter of 1999 increased 54 basis points compared to the second quarter of 1998. The earning assets yield declined 20 basis points while our efforts to shift maturing certificates of deposit into other deposit accounts at lower rates resulted in a 62 basis point reduction in the overall interest rate paid on interest bearing deposits. The net interest spread increased
48 basis points in the second quarter 1999 compared to the second quarter of 1998.

     Interest expense on deposits declined $705 thousand due to a $2.28 million decline in average interest bearing deposits and a decline in the rate paid on deposits from 5.19% in the second quarter of 1998 to 4.57% for the second quarter of 1999. The decrease in interest expense on deposits consisted primarily of a $861 thousand decline in interest expense on certificates of deposit under $100,000, offset by a $492 thousand increase in interest expense on money markets and NOW accounts. The average balance in certificates of deposit under $100,000 decreased by $38.78 million from the second quarter of 1998 to the second quarter of 1999 and the rate paid declined 64 basis points between those periods. The decrease in average deposits resulted principally from the $39.99 million reduction from the December 1998 sale of the bank's branches located outside the St. Louis metropolitan area.

     The rate paid on other interest bearing liabilities also contributed to the net interest margin improvement. The average balances on other interest bearing liabilities increased $2.08 million in the second quarter of 1999 compared to the second quarter of 1998. The rate paid on short-term borrowings decreased 91 basis points and the rate paid on long-term borrowings declined from 7.07% for the second quarter of 1998 to 5.98% for the second quarter of 1999. During October 1998, we refinanced a portion of our long-term debt and redeemed all our outstanding subordinated debentures with a $13.65 million, 7.00% fixed rate, three-year loan.

     Net interest income for the six months ended June 30, 1999 was $12.00 million, a 12.47% increase compared to the $10.67 million reported for the corresponding period in 1998. Interest income decreased $325 thousand in the first six months of 1999 compared to 1998 as a result of a decrease in the average yield on earning assets of 15 basis points. The decrease in interest income was partially offset by a $2.10 million increase in average earnings assets. Interest expense in the first six months of 1999 decreased $1.66 million compared to the corresponding period of 1998 as a result of a $9.19 million decrease in average interest bearing liabilities and a 55 basis point decrease in the average rate paid on interest bearing liabilities.

     Net interest margin for the first six months of 1999 increased 45 basis points compared to the corresponding period in 1998. The earning assets yield declined 15 basis points while our efforts to shift maturing certificates of deposit into other deposit accounts at lower rates resulted in a 56 basis point reduction in the overall interest rate paid on interest bearing deposits. The net interest spread increased 40 basis points comparing the first six months of 1999 to the first six months of 1998.

     Interest expense on deposits declined $1.47 million due to a $11.54 million decline in average interest bearing deposits and a decline in the rate paid on deposits from 5.21% for the first six months of 1998 to 4.65% for the comparable period in 1999. The decrease in interest expense on deposits consisted primarily of a $1.64 million decline in interest expense on certificates of deposit under $100,000, offset by a $837 thousand increase in interest expense on money markets and NOW accounts. The average balance in certificates of deposit under $100,000 decreased by $39.99 million from the first six months of 1998 compared to the same period in 1999 and the rate paid declined 52 basis points between those periods. The decrease in average deposits resulted principally from the $39.99 million reduction from the December
1998 sale of the bank's branches located outside the St. Louis metropolitan area.

     The rate paid on other interest bearing liabilities also contributed to the net interest margin improvement. The average balances on other interest bearing liabilities increased $2.35 million during the first six months of 1999 compared to the corresponding period in 1998. The rate paid on short-term borrowings remained the same while the rate paid on long-term borrowings declined from 7.32% for the first six months of 1998 to 5.98% for the first six months of 1999. During
October 1998, we refinanced a portion of our long-term debt and redeemed all our outstanding subordinated debentures with a $13.65 million, 7.00% fixed rate, three-year loan.

     The following table sets forth the condensed average balance sheets for the periods. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported:


                DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                          Three Months Ended June 30,
                                                ----------------------------------------------------------------------------
                                                                 1999                                    1998
                                                ------------------------------------      ----------------------------------
                                                Average      Int. Earned/    Yield/       Average     Int. Earned/   Yield/
                                                Balance        Expense      Rate<F1>      Balance       Expense     Rate<F1>
                                                -------      ------------   --------      -------     ------------  --------
                                                                             (Dollars in thousands)
Assets:
Interest earning assets:
Loans<F2>                                      $529,146        $11,471        8.70%      $502,654       $11,177       8.92%
Taxable investment securities                    54,588            793        5.81         59,877           951       6.37
Non-taxable investment securities<F3>             1,750             21        4.80          1,563            18       4.62
Federal funds sold                                1,851             23        4.98          8,625           142       6.60
                                               --------        -------                   --------       -------
   Total interest-earning assets                587,335         12,308        8.41        572,719        12,288       8.61
                                               --------        -------                   --------       -------

Non-interest earning assets:
Cash and due from banks                          11,365                                    13,072
Bank premises and equipment                      10,867                                    11,193
Other assets                                     20,834                                    26,163
Allowance for loan losses                        (6,874)                                   (5,487)
                                               --------                                  --------
   Total assets                                $623,527                                  $617,660
                                               ========                                  ========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market/NOW accounts                      $179,635          1,808        4.04       $126,579         1,316       4.17
Savings deposits                                 14,942             80        2.15         16,939           116       2.75
Certificates of deposit                         190,086          2,431        5.13        228,868         3,292       5.77
Certificates of deposit
   over $100,000                                 29,525            347        4.71         43,039           601       5.60
IRA certificates                                 19,567            272        5.58         20,611           318       6.19
                                               --------        -------                   --------       -------
   Total interest bearing deposits              433,755          4,938        4.57        436,036         5,643       5.19
                                               --------        -------                   --------       -------

Federal funds purchased, repurchase
   agreements, and other short-term
   borrowings                                    51,760            647        5.01         46,946           693       5.92
Long-term borrowings                             37,879            565        5.98         40,613           716       7.07
                                               --------        -------                   --------       -------
   Total interest bearing liabilities           523,394          6,150        4.71        523,595         7,052       5.40
                                               --------        -------                   --------       -------

Non-interest bearing liabilities:
Demand deposits                                  49,786                                    45,672
Other liabilities                                   654                                     5,038
Shareholders' equity                             49,693                                    43,355
                                               --------                                  --------
   Total liabilities and
      shareholders' equity                     $623,527                                  $617,660
                                               ========                                  ========

   Net interest income                                         $ 6,158                                  $ 5,236
                                                               =======                                  =======
   Net interest spread                                                        3.69                                    3.21
   Net interest margin                                                        4.21                                    3.67


----------------
<F1>All yields are annualized.
<F2>Average balances include non-accrual loans.
<F3>Presented at actual yield rather than the tax-equivalent yield.

                                10

   The following table sets forth the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported:

                         DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                          Six Months Ended June 30,
                                                ----------------------------------------------------------------------------
                                                                 1999                                    1998
                                                ------------------------------------      ----------------------------------
                                                Average      Int. Earned/    Yield/       Average     Int. Earned/   Yield/
                                                Balance          Paid       Rate<F1>      Balance         Paid      Rate<F1>
                                                -------      ------------   --------      -------     ------------  --------
                                                                             (Dollars in thousands)
Assets:
Interest earning assets:
Loans<F2>                                      $518,547        $22,545        8.77%      $504,128       $22,319       8.93%
Taxable investment securities                    52,912          1,548        5.85         63,583         2,023       6.42
Non-taxable investment securities<F3>             1,583             38        4.80          1,521            32       4.24
Federal funds sold                                4,316            102        4.77          6,030           184       6.15
                                               --------        -------                   --------       -------
   Total interest earning assets                577,358         24,233        8.46        575,262        24,558       8.61
                                               --------        -------                   --------       -------

Non-interest earning assets:
Cash and due from banks                          13,409                                    11,482
Bank premises and equipment                      10,917                                    10,906
Other assets                                     22,243                                    26,677
Allowance for loan losses                        (6,601)                                   (5,418)
                                               --------                                  --------
   Total assets                                $617,326                                  $618,909
                                               ========                                  ========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market/NOW accounts                      $167,413          3,339        4.02       $121,334         2,502       4.16
Savings deposits                                 14,910            159        2.15         16,632           225       2.73
Certificates of deposit                         191,368          5,005        5.27        231,359         6,648       5.79
Certificates of deposit
   over $100,000                                 31,488            746        4.78         45,997         1,273       5.58
IRA certificates                                 19,121            545        5.75         20,518           613       6.02
                                               --------        -------                   --------       -------
   Total interest bearing deposits              424,300          9,794        4.65        435,840        11,261       5.21
                                               --------        -------                   --------       -------

Federal funds purchased, repurchase
   agreements, and other short-term
   borrowings                                    51,847          1,286        5.00         50,666         1,257       5.00
Long-term borrowings                             39,070          1,158        5.98         37,903         1,375       7.32
                                               --------        -------                   --------       -------
   Total interest bearing liabilities           515,217         12,238        4.79        524,409        13,893       5.34
                                               --------        -------                   --------       -------

Non-interest bearing liabilities:
Demand deposits                                  50,786                                    45,759
Other liabilities                                 2,316                                     5,789
Shareholders' equity                             49,007                                    42,952
                                               --------                                  --------
   Total liabilities and
      shareholders' equity                     $617,326                                  $618,909
                                               ========                                  ========
   Net interest income                                         $11,995                                  $10,665
                                                               =======                                  =======

   Net interest spread                                                        3.67                                    3.27
   Net interest margin                                                        4.19                                    3.74


--------------------
<F1>All yields are annualized.
<F2>Average balances include non-accrual loans.
<F3>Presented at actual yield rather than the tax-equivalent yield.

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

                                               RATE/VOLUME ANALYSIS
                                             Quarter Ended June 30, 1999             Six Months Ended June 30, 1999
                                                   Compared to the                           Compared to the
                                             Quarter Ended June 30, 1998             Six Months Ended June 30, 1998
                                          ---------------------------------        ---------------------------------
                                                                      Net                                      Net
                                          Volume          Rate       Change        Volume          Rate       Change
                                          ------          ----       ------        ------          ----       ------
                                                    (Dollars in thousands)
Interest earned on:

Loans                                       576           (282)        294            631          (405)         226
Taxable investment securities               (79)           (79)       (158)          (310)         (165)        (475)
Non-taxable securities                        3              -           3              1             5            6
Federal funds sold and
   other investments                        (90)           (29)       (119)           (45)          (37)         (82)
                                          -----          -----       -----        -------       -------      -------
Total interest income                       410           (390)         20            277          (602)        (325)
                                          -----          -----       -----        -------       -------      -------

Interest paid on:

Money Market and
   NOW accounts                             536            (44)        492            925           (88)         837
Savings deposits                            (13)           (23)        (36)           (22)          (44)         (66)
Certificates of deposit                    (520)          (341)       (861)        (1,081)         (562)      (1,643)
Certificates of deposit
   over $100,000                           (168)           (86)       (254)          (362)         (165)        (527)
IRA certificates                            (16)           (30)        (46)           (41)          (27)         (68)
Federal funds purchased and
   other short-term borrowings              (67)          (113)        (46)            29             -           29
Long-term borrowings                        (46)          (105)       (151)            40          (257)        (217)
                                          -----          -----       -----        -------       -------      -------
Total interest expense                     (160)          (742)       (902)          (512)       (1,143)      (1,655)
                                          -----          -----       -----        -------       -------      -------
Net interest income                       $ 570          $ 352       $ 922        $   789       $   541      $ 1,330
                                          =====          =====       =====        =======       =======      =======

Other Income

     Other income decreased by $988 thousand to $1.19 million for the second quarter ended June 30, 1999 compared to $2.18 million for the second quarter in 1998. A substantial portion of the decrease was related to a $611 thousand gain on the sale of mortgage loans recognized in June 1998.

     For the quarter ended June 30, 1999 mortgage banking revenue was $278 thousand compared to $630 thousand for the quarter ended June 30, 1998, a 55.87% decrease. The change occurred primarily as a result of the sale of Edge in March 1999. Edge realized $310 thousand in fee income in the second quarter of 1998. The sale of Edge was consistent with our strategic focus to concentrate our resources on increasing our commercial loan portfolio.

     Operating lease income decreased 49.24% to $235 thousand for the quarter ended June 30, 1999 from $463 thousand for the comparable quarter in 1998. The decrease in income was related to the decision to terminate production of operating leases in the latter half of 1998.

     Service charge income for the three-month period ended June 30, 1999 increased $29 thousand, or 21.97%, compared to the second quarter of 1998. Overdraft fees increased $34 thousand, or 16.83%, compared to the second quarter of 1998. These increases were attributable to our focus on revenue enhancement programs.

     All other non-interest income increased 102.92% for the quarter ended June 30, 1999 to $278 thousand, compared to $137 thousand for the second quarter of 1998. This increase included the gain on sale of two parcels of other real estate owned totaling $92 thousand.

     Other income decreased by $843 thousand to $2.44 million for the first six months of 1999 compared to $3.29 million for the corresponding period in 1998. As mentioned in the discussion of the three-month periods, the June 1998 gain of $611 thousand on the sale of mortgage loans and the sale of Edge in March 1999 accounted for the most significant proportion of the decrease in other income from 1998 to 1999.


Other Expenses

     For the three months ended June 30, 1999 other expenses decreased $1.02 million or 17.92%, to $4.65 million from $5.67 million for the second quarter of 1998 due primarily to our sale in December 1998 of the three branches in Northeast Missouri and our efforts to control operating costs.

     Salaries and employee benefits increased $139 thousand, or 6.15%, to $2.40 million for the three months ended June 30, 1999 compared to $2.26 million for the three months ended June 30, 1998. Additional expenses were incurred due to management and support staff additions during 1999 in our St. Louis locations which was partially offset by a reduction of employees upon the December 1998 sale of the bank branches in Northeast Missouri. We had 223 full-time equivalent ("FTE") employees at both June 30, 1999 and 1998. Total annualized cost per FTE employee was $43,186 for the three months ended June 30, 1999 compared to $40,685 for the corresponding period of 1998.

     Expenses associated with premises and equipment decreased for the quarter ended June 30, 1999 as compared to the second quarter of 1998, with occupancy expense decreasing $36 thousand and furniture and equipment decreasing $20 thousand. Operating lease depreciation decreased by $203 thousand to $204 thousand for the three months ended June 30, 1999 from $407 thousand for the three months ended June 30, 1998. This decrease was reflective of the bank's decision to decrease production of operating leases in the latter half of 1998.

     Supplies expense decreased 60.60% from $198 thousand for the quarter ended June 30, 1998 to $78 thousand for the same period in 1999. This change reflects our efforts to control costs as well as the results of implementing a centralized purchasing function.

     All other expenses decreased $775 thousand, or 38.75%, from $2.00 million for the quarter ended June 30, 1998 to $1.23 million for the second quarter of 1999. The decline in other expenses was a direct result of fewer offices due to our sale in December 1998 of the three branches and our efforts to control operating costs.

     For the six months ended June 30, 1999 other expenses decreased $1.62 million, or 14.52%, to $9.51 million from $1.13 million for the same period in 1998. The variances in expense categories discussed above for the three-month periods showed similar trends for the year-to-date amounts.

     Our efficiency ratio was 63.35% for the quarter and 65.89% for the six months ended June 30, 1999 compared to 71.44% for the quarter and 74.65% for the six months ended June 30, 1998. This improvement in the efficiency ratio was a direct result of our commitment to enhancing overall efficiency by continuing to emphasize revenue growth while controlling the current level of operating expenses.

Securities Portfolio

     Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities upon purchase into one of these two categories. At June 30, 1999, held-to-maturity securities amounted to $10.31 million, representing those securities we intended to hold to maturity. Securities designated as available-for-sale totaled $46.26 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

     At June 30, 1999, our securities portfolio totaled $56.57 million, an increase of $1.79 million, or 3.27% from December 31, 1998. We maintain a traditional short-term laddered portfolio investment strategy to insure adequate liquidity while minimizing interest rate risk.

     The carrying values of the securities portfolio at the dates indicated were as follows:



                              SECURITIES PORTFOLIO

                                                  June 30,  December 31,  June 30,
                                                    1999        1998        1998
                                                  --------  ------------  --------
                                                      (Dollars in thousands)
U.S. Government and agency securities             $40,392     $37,021     $63,552
State and municipal securities                      2,224       1,464       1,554
Mortgage-backed securities                          9,889      11,930       8,073
Federal Home Loan Bank stock                        3,574       3,574       3,349
Other securities                                      494         791       1,366
                                                  -------     -------     -------
Total securities                                  $56,573     $54,780     $77,894
                                                  =======     =======     =======


Loans

     Loans have historically been the primary component of earning assets. At June 30, 1999, loans totaled $543.63 million, an increase of $47.96 million, or 9.68%, from December 31, 1998. Substantially all of these loans were originated in our market area. At June 30, 1999, we had no foreign loans and only a minimal amount of participations purchased.

     The increase in loans during the first six months of 1999 consisted primarily of growth in multi-family and commercial real estate, real estate construction and commercial loans. Multi-family and commercial real estate loans, increased $20.44 million, or 10.40%, to $216.99 million at June 30, 1999. Real estate construction loans increased $13.92 million, or 38.04%, to $50.51 million at June 30, 1999. Commercial and other industrial loans increased $12.56 million, or 9.95%, to $138.80 million at June 30, 1999. The increases in these loan categories reflect our efforts to grow our commercial loan portfolio, including loans originated by our expanded commercial lending staff.

     The following table summarizes the composition of our loan portfolio at the dates indicated:


                               LENDING AND CREDIT MANAGEMENT<F1>
                                       June 30,            December 31,          June 30,
                                         1999                 1998                 1998
                                   -----------------    -----------------    -----------------
                                             Percent              Percent              Percent
                                   Amount   of Total    Amount   of Total    Amount   of Total
                                   ------   --------    ------   --------    ------   --------
                                                    (Dollars in thousands)
Commercial, financial,
   agricultural, municipal and
   industrial development         $138,802    25.53%   $126,239    25.47%   $111,330    23.02%
Real estate--construction           50,508     9.29      36,590     7.38      25,574     5.29
Real estate--mortgage
   One- to four-family             117,604    21.63     116,291    23.46     121,390    25.10
   Multi-family and commercial     216,985    39.92     196,545    39.65     210,140    43.45
Consumer and other                  20,460     3.76      20,908     4.22      16,055     3.32
Less unearned income                  (731)   (0.13)       (904)   (0.18)       (845)   (0.18)
                                  --------   ------    --------   ------    --------   ------
   Total loans<F1>                $543,628   100.00%   $495,669   100.00%   $483,644   100.00%
                                  ========   ======    ========   ======    ========   ======

<F1> The bank had no outstanding foreign loans at the dates reported.


Asset Quality

     Non-performing assets consist of the following: nonaccrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; and loans past due 90 days or more as to principal or interest and other real estate owned. Non-performing assets decreased 50.90% to $873 thousand at June 30, 1999 compared to $1.78 million at December 31, 1998. At June 30, 1999, non-performing assets represented 0.14% of total assets compared to 0.30% at December 31, 1998. Non-accrual loans totaled $666 thousand at June 30, 1999 compared to $1.71 million at December 31, 1998.

     We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the bank's internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses. We believe that our allowance for loan losses at June 30, 1999 was consistent with applicable regulatory requirements.

     The following table summarizes, at the dates presented, non-performing assets by category:

              RISK ELEMENTS--NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                           June 30,  December 31,  June 30,
                                                             1999        1998        1998
                                                           --------  ------------  --------
                                                                 (Dollars in thousands)
Commercial, financial, agricultural, municipal and
   industrial development:
      Past due 90 days or more                             $   116     $     -     $   235
      Non-accrual                                              483         962         319
      Restructured terms                                         -           -           -

Real estate--construction:
      Past due 90 days or more                                   -           -           -
      Non-accrual                                                -           -           -
      Restructured terms                                         -           -           -

Real estate--mortgage:
   One- to four-family residential:
      Past due 90 days or more                                  51          69         234
      Nonaccrual                                               146         378          66
      Restructured terms                                         -           -           -
   Multi-family and commercial:
      Past due 90 days or more                                   -           -           -
      Non-accrual                                               18         307         274
      Restructured terms                                         -           -           -

Consumer and other, net of unearned income:
      Past due 90 days or more                                   -           -          48
      Non-accrual                                               19          62          25
      Restructured terms                                         -           -           -
                                                           -------     -------     -------
Total non-performing loans                                     833       1,778       1,201

Other real estate                                               40           -         401
                                                           -------     -------     -------
Total non-performing assets                                $   873     $ 1,778     $ 1,602
                                                           =======     =======     =======

Ratios:
      Non-performing loans to total loans                     0.15%       0.36%       0.25%
      Non-performing assets to total assets                   0.14        0.30        0.20
      Non-performing loans to shareholders' equity            1.60        3.70        2.73
      Allowance for loan losses to total loans                1.30        1.30        1.18
      Allowance for loan losses to non-performing loans     850.54      362.32      468.90


   Interest income that would have been recorded during the three months and six months ended June 30, 1999 had all non-accrual, past due and restructured loans been current in accordance with their original terms was immaterial.

Allowance for Loan Losses

     The provision for loan losses was $1.01 million during the first six months of 1999 compared to $715 thousand for the corresponding period in 1998. Net charge-offs were $369 thousand for the six months ended June 30, 1999 compared to $276 thousand for the first six months of 1998. Net charge-offs for the first six months of 1999 represented 0.07% of average loans, compared to 0.05% of average loans for the first six months of 1998.

     The allowance for loan losses increased to $7.09 million at June 30, 1999 compared to $6.44 and $5.63 million at December 31, 1998 and June 30, 1998, respectively. As a percentage of loans outstanding, the allowance represented 1.30% of loans at June 30, 1999 and December 31, 1998 and 1.16% at June 30, 1998.

     The higher expense provision and the higher allowance percentage were the result of the change in the composition of the loan portfolio at June 30, 1999 compared to June 30, 1998. Since early 1998, we have been focused on generating higher yielding loans from the commercial and industrial underwriting areas rather than lower yielding residential mortgage loans. The increase in risk as a result of the change in loan mix was reflected in the higher provision and higher allowance as a percentage of loans outstanding.

     Non-performing assets decreased to $873 thousand at June 30, 1999 compared to $1.78 million at December 31, 1998 and $1.60 million at June 30, 1998. This decrease includes a reduction of nonaccrual loans to $666 thousand at June 30, 1999 compared to $1.71 million at December 31, 1998. Non-performing assets as a percentage of total assets decreased to 0.14% at June 30, 1999 from 0.20% at June 30, 1998. From year-end 1998, the percentage decreased 16 basis points.

     The allowance for loan losses is provided at a level considered adequate to provide for potential losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio, evaluation of potential problem loans identified based on existing circumstances known to management, potential future loan losses on loans to specific customers or industries and recent loan loss experience. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be very high and that our allowance is adequate to absorb potential losses inherent in the portfolio at June 30, 1999.

     The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expenses.


           SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
                                                         (Dollars in thousands)
Allowance for loan losses
   (beginning of period)                                  $  6,442    $  5,194
Loans charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                    (243)       (136)
   Real estate - construction                                    -          (7)
   Real estate - mortgage
      One- to-four family residential                         (112)        (78)
      Multi-family and commercial                                -         (40)
   Consumer and other                                          (71)        (56)
                                                          --------    --------
Total loans charged off                                       (426)       (317)
                                                          --------    --------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                       7           3
   Real estate - construction                                    -           5
   Real estate - mortgage
      One- to-four family residential                           42           7
      Multi-family and commercial                                -          20
   Consumer and other                                            8           6
                                                          --------    --------
Total recoveries                                                57          41
                                                          --------    --------

Net loans charged off                                         (369)       (276)
                                                          --------    --------
Provision for loan losses                                    1,012         715
                                                          --------    --------
Allowance for loan losses (end of period)                 $  7,085    $  5,633
                                                          ========    ========
Loans outstanding:
   Average                                                $518,547    $504,128
   End of period                                           543,628     483,644

Ratios:
   Net charge-offs to average loans outstanding               0.07%       0.05%
   Net charge-offs to provisions for loans losses            36.36       38.60
   Provision for loan losses to average loans outstanding     0.20        0.14
   Allowance for loan loss to total loans outstanding         1.30        1.16

Deposits

     Total deposits increased $39.05 million, or 8.66%, during the first six months of 1999. The increase was primarily a result of a $47.71 million, or 38.53%, increase in money market accounts. Certificates of deposit under $100,000 decreased $10.38 million, or 5.52%. Demand deposits decreased by $5.42 million, or 9.78%, from December 31, 1998 to June 30, 1999, but the average demand deposit balances during the first six months of 1999 were $50.79 million compared to $45.76 million for the corresponding period in 1998. The shift in deposits was a result of management's efforts to replace higher yielding deposits with lower cost deposits.

     The following table summarizes deposits as of the dates indicated:

                                  DEPOSIT LIABILITY COMPOSITION

                                       June 30,           December 31,           June 30,
                                         1999                 1998                 1998
                                  ------------------   ------------------   ------------------

                                            Percent              Percent              Percent
                                   Amount   of Total    Amount   of Total    Amount   of Total
                                  Deposits  Deposits   Deposits  Deposits   Deposits  Deposits
                                  --------  --------   --------  --------   --------  --------
                                                     (Dollars in thousands)
Demand deposits                   $ 49,997    10.21%   $ 55,417    12.29%   $ 48,685    10.07%
NOW accounts                        20,614     4.21      19,075     4.23      19,892     4.11
Money market accounts              171,535    35.02     123,827    27.47     109,295    22.60
Savings deposits                    14,706     3.00      14,917     3.31      17,417     3.60
Certificates of deposit            177,511    36.24     187,886    41.68     228,868    47.34
Certificates of deposit
   over $100,000                    34,100     6.96      31,173     6.92      38,630     7.99
IRA certificates                    21,353     4.36      18,471     4.10      20,761     4.29
                                  --------   ------    --------   ------    --------   ------
   Total deposits                 $489,816   100.00%   $450,766   100.00%   $483,548   100.00%
                                  ========   ======    ========   ======    ========   ======

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

Liquidity Management

     Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base. This growth is both internally generated through product pricing and product development and externally generated. During the six months ended June 30, 1999 and the year ended December 31, 1998, both of these elements contributed heavily to developing and maintaining long-term liquidity. Our capital position has been maintained through earnings and raising of capital. See "Capital Resources."

     Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings as well as being a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to enter into repurchase agreements using those securities.

     We anticipate continued loan demand in our market areas as banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $70.25 million secured credit facility with the Federal Home Loan Bank, of which $64.13 million and $66.13 million were outstanding at June 30, 1999 and December 31, 1998, respectively.

     Average short-term borrowings increased $1.18 million, or 2.33%, during the first six months of 1999 following an increase of 0.29 % in the year ended December 31, 1998. The increases reflected the above-mentioned strategy of utilizing Federal Home Loan Bank borrowings to fund loan growth while continuing to systematically build our deposit base. We anticipate similar use of the Federal Home Loan Bank facility in the foreseeable future.

     We experienced net growth in assets of 7.03% during the first six months of 1999 and 3.88% from June 30, 1998. Deposits increased 8.66% during the first six months of 1999 and 1.30% from June 30, 1998. The increase in assets and deposits from twelve months ago is net of the results of the sale of the three northeast Missouri branches in December 1998. The branch sale resulted in a reduction of $13.52 million in loans and $39.99 million in deposits. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

Capital Resources

     Total shareholders' equity increased 3.84% to $49.95 million at June 30, 1999 compared to $48.10 million at year-end 1998.

     Our capital requirements have been historically financed through offerings of debt and equity securities, earnings retention and borrowings from a commercial bank. The bank also utilized its borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $13.65 million as of June 30, 1999 and December 31, 1998. This term loan matures in November 2001.

     During the first quarter of 1999, we purchased approximately $20.00 million of brokered deposits at rates between 4.55% and 4.65% in order to fund loan growth and to provide for other liquidity needs. Of such deposits, $5.00 million of such deposits matured in May 1999 and the remainder matures in August 1999. We may use brokered deposits in the future as a source of liquidity.

     We may from time to time repurchase shares of our common stock in private transactions. In July 1999, we repurchased 233,219 shares of our common stock for $2.33 million, which was funded by a $2.0 million borrowing under our revolving line of credit and by cash on hand.

     We also analyze our capital and the capital position of our bank in terms of regulatory risk-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. We believe that, as of June 30, 1999, we and the bank met all capital adequacy requirements to which we were subject.

     Allegiant's and the bank's capital ratios were as follows as of the dates indicated:

                                                    June 30, 1999                    December 31, 1998
                                              --------------------------        --------------------------
                                              Allegiant   Allegiant Bank        Allegiant   Allegiant Bank
                                              ---------   --------------        ---------   --------------
Total capital (to risk-weighted assets)         8.37%         10.50%              8.14%          9.35%
Tier 1 capital (to risk-weighted assets)        7.12           9.25               6.39           8.27
Tier 1 capital (to average assets)              6.26           8.11               6.15           7.76

   Our commitment to maintaining adequate capital is evidenced by the significant increase in our average equity to average asset ratio which improved to 7.94% for the six months ended June 30, 1999 compared to 6.94% for the first six months of 1998. We will seek to maintain a strong equity base while executing our controlled expansion plans.

   On August 2, 1999, we completed a public offering of 1,500,000 Cumulative Trust Preferred Securities which are entitled to receive cumulative cash distributions at an annual rate of 9.875%. The Trust Preferred Securities have a liquidation amount of $10 per security and represent preferred undivided interests in the assets of the Trust which consist solely of the Junior Subordinated Debentures, and payments in respect thereof. See Notes to Condensed Consolidated Financial Statements.

   The following table sets forth, as of June 30, 1999, our actual capital ratios and our as adjusted capital ratios giving effect to the sale of the Trust Preferred Securities and the issuance of the Junior Subordinated Debentures as if it had occurred at June 30, 1999:

                                                                  June 30, 1999
                                               -----------------------------------------------------
                                                       Actual                     As Adjusted
                                               ----------------------     --------------------------
                                                            "Well-                         "Well-
                                                         capitalized"                   capitalized"
                                               Capital   Standard<F1>     Capital<F2>   Standard<F1>
                                               -------   ------------     -----------   ------------
Total risk-based capital ratio                  8.37%       10.00%          11.16%         10.00%
Tier 1 risk-based capital ratio                 7.12         6.00            9.50           6.00
Tier 1 leverage capital ratio                   6.26         5.00            8.35           5.00


<F1> Reflects the minimum amount of capital necessary to meet the
     "well-capitalized" regulatory standard. As of June 30, 1999, we exceeded the minimum "well-capitalized" standard for both Tier 1 leverage and Tier 1 risk-based capital, but the level of total risk-based capital was below the "well-capitalized" standard. After giving effect to the sale of the Trust Preferred Securities and the issuance of the Junior Subordinated Debentures, we would have met the "well-capitalized" standard for total risk-based capital as of June 30, 1999.



<F2> Federal Reserve Board guidelines for the calculation of Tier 1 capital limit the aggregate amount of trust preferred securities, including securities similar to the trust preferred securities, which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of June 30, 1999, $12.76 million of the aggregate amount of trust preferred securities would have qualified as Tier 1 capital, and the remaining amount would have qualified as Tier 2 capital.

                                23

YEAR 2000

General Description of the Year 2000 Issue and the Readiness of
Allegiant

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

Year 2000 Status, Including Timetable for Completion

     As of the date of this prospectus, the awareness and assessment phases are 100% complete. The remediation phase is substantially complete, with only two lesser significant software systems requiring upgrades. It is anticipated that these systems will be upgraded no later than September 30, 1999. Testing of our systems is accomplished after upgrades are provided by and certified as Year 2000 compliant by a third party vendor. As of the date of this prospectus, approximately
85% of all internal systems have been tested. The testing of mission critical systems was substantially complete by December 31, 1998.
Except for the two systems identified above, it is anticipated that testing of all systems will be substantially completed by August 31, 1999, with the implementation phase to be completed by September 30, 1999.

Importance of Third Parties and Their Exposure to the Year 2000

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

     We also have gathered information about the Year 2000 compliance status of customers with significant credit relationships. In addition, significant suppliers and other third parties that do not share information with our systems (external agents) have been queried to assess their Year 2000 status. As of the date of this report, there is no evidence of any significant customers or external agents that would materially impact our operations, liquidity or capital resources. However, we have has no means of ensuring that these entities will be Year 2000 compliant. The inability of third parties and external agents to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliant third parties and external agents is not determinable.

Year 2000 Costs

     We have utilized and will continue to utilize both internal and external resources to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $0.23 million and is being funded through operating cash flows. As of June 30, 1999, we had incurred approximately $0.20 million ($0.11 million expensed and $0.09 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. The total remaining project costs, which we approximate will be $0.03 million, are attributable to the testing and validation phases of the project and will be expensed as incurred.

Overall Year 2000 Risks

     Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, all necessary phases of the Year 2000 program have not yet been completed. In the event that such phases are not completed in a timely fashion, we could experience system failures that may have a significant impact on our financial condition. In addition, disruptions in the economy generally resulting from Year 2000 issues also could materially adversely affect us. We could be subject to litigation for computer system product failures. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Planning

     We have contingency plans for certain mission critical applications and are working on plans for all other systems. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies. In addition, funding plans are being developed to assure adequate levels of liquid assets are available in the event of significant customer withdrawals of cash items as a result of concerns regarding Year 2000 issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information provided in our Annual Report on Form 10-K/A for the year ended December 31, 1998.


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended June 30, 1999, the only non-registered sales of our securities were 36,462 shares of common stock issued pursuant to the exercise of outstanding warrants, at an exercise price of $5.50 per share. All shares of common stock were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1993, as amended.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on April 29, 1999. Of 6,560,124 shares issued, outstanding and eligible to be voted at the meeting, holders of 5,136,875 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the security holders at the meeting.

ELECTION OF CLASS II DIRECTORS. The only matter submitted was the election of three Class II director nominees to the Board of Directors, each to continue in office until the year 2002. The Articles of Incorporation, as amended, of the Company (the "Articles of Incorporation") allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired. Upon tabulation of the votes cast, it was determined that all three director nominees had been elected. The voting results are set forth below:

          NAME             FOR        WITHHELD
          ----             ---        --------
    Leland B. Curtis    5,020,671      116,204
    Shaun R. Hayes      5,029,873      107,002
    John L. Weiss       5,028,166      108,709

     Because the Company has a staggered Board, the term of office of the following named Class I and Class III directors, who were not up for election at the 1999 annual meeting, continued after the meeting:

Class I (to continue in office until 2001)
          Kevin R. Farrell
          Jack K. Krause
          Lee S. Wielansky

Class III (to continue in office until 2000)
          Marvin S. Wool
          C. Virginia Kirkpatrick
          Leon A. Felman

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  See Exhibit Index attached hereto.

     (b) Reports on Form 8-K:
            No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.

                         ALLEGIANT BANCORP, INC. (Registrant)



August 9, 1999           By: /s/ Thomas A. Daiber
                             -------------------------------------------
                             Thomas A. Daiber, Senior Vice President
                               and Chief Financial Officer

                            EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------
3.1            By-laws of the Company, as currently in effect.
4.1            Junior Subordinated Indenture, dated as of August 2, 1999, by and between the Company and Bankers Trust Company, as Trustee.
10.1           Underwriting Agreement, dated as of July 27, 1999, by and
               between the Company and Allegiant Capital Trust I and EVEREN
               Securities, Inc. and Wheat First Securities, as representatives of the several underwriters.
10.2           Guarantee Agreement, dated as of August 2, 1999, between the
               Company, as guarantor, and Bankers Trust Company, as guarantee trustee.
10.3           Amended and Restated Trust Agreement, dated as of August 2,
               1999, among the Company, as depositor, Bankers Trust
               Company, as property trustee, Bankers Trust (Delaware), as Delaware trustee, and Shaun R. Hayes and Thomas A. Daiber as administrators.
11.1           Computation of Earnings Per Share.
27             Financial Data Schedule for the six months ended June 30,
               1999.