Form 10-Q
period 1999-09-30
ALLEGIANT BANCORP INC
filed 1999-11-12
CIK 852642

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                             FORM 10-Q


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended     SEPTEMBER 30, 1999
                               -----------------------------------------


Commission file number   0-26350
                       -------------------------------------------------


                       ALLEGIANT BANCORP, INC.
------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


              MISSOURI                           43-1519382
---------------------------------   ------------------------------------
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
/x/ Yes  / / No


                                              Number of shares
           Title of class            outstanding as of November 5, 1999
-----------------------------------  -----------------------------------
   Common stock, $0.01 par value                 6,272,508

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                          INDEX
                                                                                         Page
                                                                                         ----
PART I.  FINANCIAL INFORMATION                                                              1

   ITEM 1.  FINANCIAL STATEMENTS                                                            1

      Consolidated Balance Sheets - September 30, 1999 and 1998 (Unaudited) and
      December 31, 1998                                                                     1

      Consolidated Statements of Income (Unaudited) - Three Months Ended
      September 30, 1999 and 1998, and Nine Months Ended September 30, 1999 and 1998        2

      Consolidated Statement of Shareholders' Equity (Unaudited) - Nine Months Ended
      September 30, 1999                                                                    3

      Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended
      September 30, 1999 and 1998                                                           4

      Notes to Condensed Consolidated Financial Statements (Unaudited)                      5

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS                                                                            7

      Distribution of Average Assets, Liabilities and Shareholders' Equity and
      Interest Rates - Three Months Ended September 30, 1999 and 1998                      10

      Distribution of Average Assets, Liabilities and Shareholders' Equity and
      Interest Rates - Nine Months Ended September 30, 1999 and 1998                       11

      Rate/Volume Analysis - Quarter Ended September 30, 1999 and Nine Months Ended
      September 30, 1999                                                                   12

      Securities Portfolio - June 30, 1999 and 1998 and December 31, 1998                  15

      Lending and Credit Management - September 30, 1999 and 1998 and December 31,
      1998                                                                                 16

      Risk Elements - Nonaccrual, Past Due and Restructured Loans - September 30, 1999
      and 1998 and December 31, 1998                                                       17

      Summary of Loan Loss Experience and Related Information - Nine Months Ended
      September 30, 1999 and 1998                                                          19

      Deposit Liability Composition - June 30, 1999 and 1998 and December 31, 1998         20

      Liquidity Management and Capital Resources                                           21

      Year 2000                                                                            23

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     25





PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               25

SIGNATURES                                                                                 26

EXHIBIT INDEX                                                                              27

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
                                                                             September 30,     December 31,      September 30,
                                                                                 1999              1998              1998
                                                                              (Unaudited)                         (Unaudited)
                                                                             -------------     ------------      -------------
                                                                               (Dollars in thousands, except per share data)
ASSETS
------
Cash and due from banks                                                        $ 11,497          $ 13,693          $ 12,678
Federal funds sold and other overnight investments                                  765             3,430            33,409
Investment securities:
   Available-for-sale (at estimated market value)                                47,220            42,740            56,927
   Held-to-maturity (approximate market value of $11,869,
   $12,132 and $16,445, respectively)                                            11,862            12,040            16,276
Loans, net of allowance for possible loan losses, of $7,482
   $6,442 and $5,942, respectively                                              564,551           489,227           462,824
Bank premises and equipment, net of accumulated
   depreciation                                                                  10,128            11,010            11,103
Accrued interest and other assets                                                12,030            11,438            10,297
Cost in excess of fair value of net assets acquired                              11,951            12,696            13,041
                                                                               --------          --------          --------
Total assets                                                                   $670,004          $596,274          $616,555
                                                                               ========          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Non-interest-bearing                                                        $ 50,050          $ 55,417          $ 48,413
   Interest-bearing                                                             434,320           364,176           387,833
   Certificates of deposit of $100,000 or more                                   27,296            31,173            31,818
                                                                               --------          --------          --------
Total deposits                                                                  511,666           450,766           468,064
                                                                               --------          --------          --------
Short-term borrowings                                                            52,946            53,542            59,286
Long-term borrowings                                                             37,275            40,275            40,775
Guaranteed preferred beneficial interests in
   subordinated debentures                                                       17,250                 -                 -
Accrued expenses and other liabilities                                            2,236             3,587             2,657
                                                                               --------          --------          --------
Total liabilities                                                               621,373           548,170           570,782
                                                                               --------          --------          --------

Shareholders' equity:
   Common Stock, $0.01 par value - shares
     authorized, 20,000,000; issued 6,378,955 shares,
     6,536,164 shares and 6,376,685 shares, respectively                             66                65                53
   Capital surplus                                                               42,355            41,898            40,799
   Retained earnings                                                              9,163             6,058             4,699
   Accumulated other comprehensive income (loss)                                   (567)               82               222
   Treasury stock, at cost, 238,915 shares                                       (2,386)                -                 -
                                                                               --------          --------          --------
Total shareholders' equity                                                       48,631            48,104            45,773
                                                                               --------          --------          --------
Total liabilities and shareholders' equity                                     $670,004          $596,274          $616,555
                                                                               ========          ========          ========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                        September 30,
                                                           ----------------------------        ----------------------------

                                                              1999              1998              1999              1998
                                                           ----------        ----------        ----------        ----------
                                                                     (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans                              $   12,374        $   11,190        $   34,918        $   33,509
   Investment securities                                          865             1,120             2,452             3,175
   Federal funds sold and overnight investments                    11               142               112               326
                                                           ----------        ----------        ----------        ----------
Total interest income                                          13,250            12,452            37,482            37,010
                                                           ----------        ----------        ----------        ----------

Interest expense:
   Interest on deposits                                         5,099             5,486            14,893            16,747
   Interest on short-term borrowings                              831               669             2,118             1,926
   Interest on long-term debt                                     578               680             1,736             2,055
   Interest on guaranteed preferred beneficial
     interests in subordinated debentures                         290                 -               290                 -
                                                           ----------        ----------        ----------        ----------
Total interest expense                                          6,798             6,835            19,037            20,728
                                                           ----------        ----------        ----------        ----------

Net interest income                                             6,452             5,617            18,445            16,282
Provision for loan losses                                         580               465             1,592             1,180
                                                           ----------        ----------        ----------        ----------
Net interest income after provision
   for loan losses                                              5,872             5,152            16,853            15,102
                                                           ----------        ----------        ----------        ----------

Other income:
   Service charges and other fees                               1,207             1,946             3,650             5,173
   Net gain on sale of securities                                   -                 4                 -                62
                                                           ----------        ----------        ----------        ----------
Total other income                                              1,207              1950             3,650             5,235

Other expenses:
   Salaries and employee benefits                               2,470             2,257             7,316             6,832
   Occupancy and other operating expenses                       2,235             2,855             6,900             8,693
                                                           ----------        ----------        ----------        ----------
Total other expenses                                            4,705             5,112            14,216            15,525

Income before income taxes                                      2,374             1,990             6,287             4,812
Provision for income taxes                                        945               783             2,511             1,901
                                                           ----------        ----------        ----------        ----------

Net income                                                 $    1,429        $    1,207        $    3,776        $    2,911
                                                           ==========        ==========        ==========        ==========

Per share data:
   Basic:
     Weighted average basic
       common shares outstanding                            6,396,462         6,269,394         6,509,916         6,199,775
     Net income                                            $     0.22        $     0.19        $     0.58        $     0.47

   Diluted:
     Weighted average diluted
       common shares outstanding                            6,433,476         6,589,901         6,579,908         6,645,776
     Net income                                            $     0.22        $     0.18        $     0.57        $     0.44

See Notes to Condensed Consolidated Financial Statements

                                2

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                                                            Accumulated
                                                                               Other
                                  Common       Capital        Retained     Comprehensive   Treasury      Total Share- Comprehensive
                                   Stock       Surplus        Earnings     Income (Loss)     Stock     holders' Equity     Income
                                  ------       -------        --------     -------------   --------    ----------------------------
                                                                     (In thousands)
Balance December 31, 1998           $65        $41,898         $6,058          $  83        $     -        $48,104
Net income                            -              -          3,776              -                         3,776         $3,776
Unrealized gains (losses)
   on available-for-sale
   securities, net of
   reclassification adjustment
   (see below)                        -              -              -           (650)                         (650)          (650)
                                                                                                                           ------
Comprehensive income                  -              -              -                                            -         $3,126
                                                                                                                           ======
Warrants exercised                    1            281              -                                          282
New shares issued                     -             52              -                                           52
Options exercised                     -            115              -                                          115
Repurchase of common stock                                                                   (2,386)        (2,386)
Dividends                             -                             -           (662)                         (662)
                                    ---        -------         ------          -----        -------        -------
Balance September 30, 1999          $66        $42,346         $9,172          $(567)       $(2,386)       $48,631
                                    ===        =======         ======          =====        =======        =======
Reclassification adjustments:
   Unrealized gains (losses) on
     available-for-sale
     securities                                                                             $  (650)
Less:
   Reclassification adjustment
     for gains realized,
     included in net income                                                                       -
                                                                                            -------
   Net unrealized gains (losses)
     on available-for-sale                                                                  $  (650)
                                                                                            =======

See Notes to Condensed Consolidated Financial Statements

                                3

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                            -----------------------------
                                                                              1999                 1998
                                                                            --------             --------
                                                                                   (in thousands)
OPERATING ACTIVITIES:
---------------------
   Net income                                                               $  3,776             $  2,911
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                           1,983                3,111
       Provision for loan losses                                               1,592                1,180
       Gain on sale of fixed assets                                               (3)                   -
       Gain on sale of mortgage loans                                              -               (1,012)
       Gain on sale of securities available-for-sale                               -                  (62)
       Changes in assets and liabilities:
         Accrued interest receivable and
           other assets                                                         (220)               2,215
         Other liabilities                                                    (1,351)              (1,949)
                                                                            --------             --------

   Cash provided by operating activities                                       5,777                6,394
                                                                            --------             --------

INVESTING ACTIVITIES:
---------------------
   Proceeds from maturities of securities held-to-maturity                     3,846               15,675
   Purchase of investment securities held-to-maturity                         (3,668)                   -
   Proceeds from maturities of securities available-for-sale                  13,886               60,822
   Proceeds from sales of securities available-for-sale                            -                5,473
   Purchase of investment securities available-for-sale                      (19,388)             (78,433)
   Loans made to customers, net of repayments                                (76,916)             (61,378)
   Proceeds from sale of mortgage loans                                            -               78,374
   Purchase of assets held for operating leases                                    -               (3,049)
   Additions to premises and equipment                                          (353)              (1,759)
                                                                            --------             --------

   Cash provided by (used in) investing activities                           (82,593)              15,725
                                                                            --------             --------

FINANCING ACTIVITIES:
---------------------
   Net increase (decrease) in deposits                                        60,900              (16,577)
   Net increase (decrease) in short-term borrowings                             (596)               5,707
   Proceeds from issuance of long-term debt                                        -               17,500
   Retirement of long-term debt                                               (3,000)                   -
   Proceeds from issuance of guaranteed preferred
     beneficial interests in subordinated debentures                          17,250                    -
   Proceeds from issuance of common stock                                        449                1,297
   Payments on repurchase of common stock                                     (2,386)                   -
   Payment of dividends                                                         (662)                (431)
                                                                            --------             --------

   Cash provided by financing activities                                      71,995                7,496
                                                                            --------             --------

   Net increase (decrease) in cash and cash equivalents                       (4,861)              29,615
   Cash and cash equivalents, beginning of period                             17,123               16,472
                                                                            --------             --------
   Cash and cash equivalents, end of period                                 $ 12,262             $ 46,087
                                                                            ========             ========

See Notes to Condensed Consolidated Financial Statements.

                                4

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1999

Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and its subsidiaries:
Allegiant Bank, Edge Mortgage Services, Inc. ("Edge"), and Allegiant Capital Trust I. The results of operations of Edge are included through March 19, 1999, the date Edge was sold to a former officer of the Company. The sale had no material effect on the consolidated financial statements of the Company. The terms "Allegiant," "company," "we" and "our" as used in this report refer to Allegiant Bancorp, Inc. and our subsidiaries as a consolidated entity, except where it is make clear that it means only Allegiant. Also, sometimes we refer to our bank subsidiaries as the "bank."

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Comprehensive Income

     During the third quarter of 1999 and 1998, total comprehensive income amounted to $1.36 million and $1.37 million, respectively.
Through September 30, year-to-date total comprehensive income for 1999 and 1998, was $3.13 million and $3.05 million, respectively.


Trust Preferred Securities

     On August 2, 1999, we completed a public offering of 1,500,000 9.875% Cumulative Trust Preferred Securities. On August 17, 1999, we issued an additional 225,000 Securities under an overallotment option exercised by our underwriters. The Trust Preferred Securities were issued by our subsidiary, Allegiant Capital Trust I, a Delaware statutory business trust. The Trust Preferred Securities have a liquidation amount of $10 per security and represent preferred undivided interests in the assets of the Trust which consist solely of the debentures described below, and payments in respect thereof.

     The Trust utilized the proceeds from the sale of the Trust Preferred Securities, including the overallotment securities, to purchase at par approximately $17.23 million aggregate principal amount of 9.875% Junior Subordinated Debentures issued by us. The Junior Subordinated Debentures bear interest at the rate of 9.875% per annum, payable quarterly, and mature in August 2029, subject to earlier repayment at our option at a date no earlier than August 2004. In addition, we may redeem the Junior Subordinated Debentures prior to such date within 90 days after: the occurrence of certain tax events; the Trust being deemed to be an investment company; or there being an adverse change in the treatment of the Trust Preferred Securities as Tier 1 capital for bank regulatory purposes. We have the right to defer payments of interest on the Junior Subordinated Debentures for up to 20 consecutive quarters, but not beyond their stated maturity date. During any period of interest deferral, we may not declare or pay cash dividends on, or redeem our capital stock or repay any debt securities which rank junior to the Junior Subordinated Debentures.

     We used the proceeds from the sale of the Junior Subordinated Debentures, after payment of expenses of approximately $1.00 million, to infuse approximately $8.00 million of capital into the bank and to repay approximately $2.50 million of corporate indebtedness, including $2.00 million which was used to repurchase shares of our common stock. The balance of the proceeds will be used for general corporate purchases, including possible future repurchases of our common stock.

Common Stock Repurchase

     In July 1999, we repurchased 233,219 shares of our common stock in a privately negotiated transaction. The aggregate purchase price was $2.33 million, which was funded by a $2.00 million borrowing under our revolving line of credit and by cash on hand. We repaid the revolving line of credit in August 1999 with the proceeds of our trust preferred securities offering and also prepaid $500,000 of our term loan with such proceeds.

     On September 15, 1999, we announced a share repurchase program of up to 5%, or approximately 319,000 shares, of our outstanding common stock. We intend to utilize shares repurchased under the plan to meet obligations under our stock option plans and other stock based plans while minimizing dilution of shareholders. Through November 5, 1999, under this program, we have repurchased approximately 109,647 shares or 1.7% of our outstanding common stock.

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

Results of Operations

     Net income for the three months ended September 30, 1999 was $1.43 million, a 18.18% increase over the $1.21 million earned for the third quarter of 1998. Both basic earnings per share and diluted earnings per share were $0.22 for the third quarter of 1999 compared to basic and diluted earnings per share for the second quarter of 1998 of $0.19 and $0.18, respectively. The annualized return on average assets for the third quarter of 1999 was 0.86% compared to an annualized return on average assets of 0.78% for the third quarter of 1999. The return on average equity on an annualized basis was 11.51% for the third quarter of 1999 compared to 10.70% for the third quarter of 1998.

     Net income for the nine-month periods ended September 30, 1999 and 1998, was $3.78 million and $2.91 million, respectively. Net income increased 29.90% for the comparable periods. Basic earnings per share increased by 23.40% to $0.58 from $0.47 and diluted earnings per share increased 29.55% to $0.57 from $0.44 in the respective nine-month periods. The annualized return on average assets was 0.80% and the annualized return on average equity was 10.29% for the nine months ended September 30, 1999. This compares to, on an annualized basis, a return on average assets of 0.63% and a return on average equity of 8.93% for the corresponding period in 1998.

     Period-end total assets of $670.00 million represented an increase of $73.73 million, or 12.37%, from December 31, 1998. This asset growth was primarily in loans which before allowance for loan losses, increased $76.36 million, or 15.41%. Deposit balances increased $60.90 million, or 13.51%, from December 31, 1998 to September 30, 1999. Money market accounts increased $49.55 million. This growth was a result of promotion of a new money market product. Certificates of deposit also increased $16.31 million during the first nine months of 1999. The net increase in certificates of deposit included a $28.00 million increase in brokered CD's and a net decrease in all other certificates of deposit of $11.69 million.

Net Interest Income

     Net interest income for the three months ended September 30, 1999 was $6.45 million, a 14.77% increase compared to the $5.62 million reported for the third quarter of 1998. Interest income increased $798 thousand in the third quarter of 1999 compared to the third quarter of 1998 as a result of a $49.82 million increase in average earnings assets offset by a decrease in the average yield on earning assets of 18 basis points. Interest expense in the third quarter of 1999 decreased $37 thousand compared to the third quarter of 1998 as a result of a $40.61 million increase in average interest bearing liabilities and a 41 basis point decrease in the average rate paid on interest bearing liabilities.

     Net interest margin for the third quarter of 1999 increased 22 basis points compared to the third quarter of 1998. The earning assets yield declined 18 basis points while our efforts to lower the interest paid on deposit accounts resulted in a 41 basis point reduction in the overall interest rate paid on interest bearing deposits. The net interest spread increased 22 basis points in the third quarter 1999 compared to the third quarter of 1998.

     Interest expense on deposits declined $387 thousand despite a $21.05 million increase in average interest bearing deposits due to a decline in the rate paid on deposits from 5.12% in the third quarter of 1998 to 4.54% for the third quarter of 1999. The decrease in interest expense on deposits consisted primarily of a $999 thousand decline in interest expense on certificates of deposit, offset by a $650 thousand increase in interest expense on money market and NOW accounts. The average balance in certificates of deposit decreased by $44.38 million from the third quarter of 1998 to the third quarter of 1999 while the average balances on money market and NOW accounts increased by $68.09 million during the same period. The change in deposits was the result of efforts to shift maturing certificates of deposit into lower cost deposit accounts. The increase in average deposits was also net of the $39.99 million reduction from the December 1998 sale of the bank's branches located outside the St. Louis metropolitan area.

     The average balances on other interest bearing liabilities increased $19.56 million in the third quarter of 1999 compared to the third quarter of 1998 and included the effect of the $17.23 million Trust Preferred Securities offering closed in August 1999. The rate paid on short-term borrowings increased 95 basis points and the rate paid on long-term borrowings declined from 6.62% for the third quarter of 1998 to 6.15% for the third quarter of 1999. During October 1998, we refinanced a portion of our long-term debt and redeemed all our outstanding subordinated debentures with a $13.65 million, 7.00% fixed rate, three-year loan.

     Net interest income for the nine months ended September 30, 1999 was $18.45 million, a 11.76% increase compared to the $16.28 million reported for the corresponding period in 1998. Interest income increased $472 thousand in the first nine months of 1999 compared to 1998 as a result of a $18.18 million increase in average earning assets which was partially offset by a decrease in the average yield on earning assets of 16 basis points. Interest expense in the first nine months of 1999 decreased $1.69 million compared to the corresponding period of 1998 despite a $7.59 million increase in average interest bearing liabilities due to a 50 basis point decrease in the average rate paid on interest bearing liabilities.

     Net interest margin for the first nine months of 1999 increased 38 basis points compared to the corresponding period in 1998. The earning assets yield declined 16 basis points while our efforts to shift maturing certificates of deposit into other deposit accounts at lower rates resulted in a 57 basis point reduction in the overall interest rate paid on interest bearing deposits. The net interest spread increased 34 basis points comparing the first nine months of 1999 to the first nine months of 1998.

     Interest expense on deposits declined $1.85 million due to a $557 thousand decline in average interest bearing deposits and a decline in the rate paid on deposits from 5.18% for the first nine months of 1998 to 4.61% for the comparable period in 1999. The decrease in interest expense on deposits consisted primarily of a $3.24 million decline in interest expense on certificates of deposit, offset by a $1.49 million increase in interest expense on money market and NOW accounts. The average balance in certificates of deposit decreased by $52.02 million from the first nine months of 1998 compared to the same period in 1999. The decrease in average deposits included the $39.99 million reduction from the December 1998 sale of the bank's branches located outside the St. Louis metropolitan area.

     The average balances on other interest bearing liabilities increased $8.15 million during the first nine months of 1999 compared to the corresponding period in 1998 and included the effect of the $17.23 million trust preferred security offering closed in August 1999. The rate paid on short-term borrowings increased 2 basis points while the rate paid on long-term borrowings declined from 7.07% for the first nine months of 1998 to 6.03% for the first nine months of 1999. During October 1998, we refinanced a portion of our long-term debt and redeemed all our outstanding subordinated debentures with a $13.65 million, 7.00% fixed rate, three-year loan.

     The following table sets forth the condensed average balance sheets for the periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

                    DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                       Three months ended September 30,
                                                                1999                                        1998
                                              ----------------------------------------     ----------------------------------------
                                              Average       Int. earned/      Yield/       Average      Int. earned/        Yield/
                                              Balance         Expense         Rate<F1>     Balance        Expense          Rate<F1>
                                              --------      ------------      --------     -------      ------------       --------
Assets:
Interest earning assets:
Loans<F2>                                     $561,334        $12,374           8.75%      $483,306        $11,190           9.19%
Taxable investment securities                   56,332            835           5.93         76,127          1,100           5.73
Non-taxable investment securities<F3>            2,415             30           4.97          1,479             20           5.36
Federal funds sold                                 901             11           4.84         10,247            142           5.50
                                              --------        -------                      --------        -------
   Total interest-earning assets               620,982         13,250           8.47        571,159         12,452           8.65
                                              --------        -------                      --------        -------

Non-interest earning assets:
Cash and due from banks                         11,702                                       12,232
Bank premises and equipment                     10,304                                       11,224
Other assets                                    23,640                                       27,487
Allowance for loan losses                       (7,223)                                      (5,695)
                                              --------                                     --------
   Total assets                               $659,405                                     $616,407
                                              ========                                     ========

Liabilities and shareholder's equity:
Interest bearing liabilities:
Money market/NOW accounts                      193,370          1,946           3.99        125,276          1,296           4.10
Savings deposits                                14,440             77           2.12         17,105            115           2.67
Certificates of deposit                        185,922          2,410           5.14        226,201          3,259           5.72
Certificates of deposit
   over $100,000                                30,566            366           4.75         34,551            498           5.72
IRA certificates                                21,562            300           5.52         21,677            318           5.82
                                              --------        -------                      --------        -------
   Total interest bearing deposits             445,860          5,099           4.54        424,810          5,486           5.12
                                              --------        -------                      --------        -------

Federal funds purchased, repurchase
   agreements, and other short-term
   borrowings                                   65,441            831           5.04         53,217            669           4.99
Long-term borrowings                            37,275            578           6.15         40,775            680           6.62
Guaranteed preferred beneficial interest
   in subordinated debentures                   10,834            290          10.62              -              -              -
                                              --------        -------                      --------        -------
   Total interest bearing liabilities          559,410          6,798           4.82        518,802          6,835           5.23
                                              --------        -------                      --------        -------

Non-interest bearing liabilities:
Demand deposits                                 47,979                                       46,835
Other liabilities                                2,780                                        6,018
Shareholders' equity                            49,236                                       44,752
                                              --------                                     --------
   Total liabilities and
      shareholders' equity                    $659,405                                     $616,407
                                              ========                                     ========
   Net interest income                                        $ 6,452                                      $ 5,617
                                                              =======                                      =======
   Net interest spread                                                          3.64                                         3.42
   Net interest margin                                                          4.12                                         3.90

--------------
<F1> All yields are annualized.
<F2> Average balances include non-accrual loans.
<F3> Presented at actual yield rather than the tax-equivalent yield.

   The following table sets forth the condensed average balance sheets for the periods reported and the percentage of each principal category of assets, liabilities and shareholders' equity to total assets. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

                     DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                         Nine months ended September 30,
                                                               1999                                         1998
                                              ----------------------------------------     ----------------------------------------
                                              Average      Int. earned/        Yield/      Average      Int. earned/        Yield/
                                              Balance        Expense          Rate<F1>     Balance         Expense         Rate<F1>
                                              --------     ------------       --------     -------      ------------       --------
Assets:
Interest earning assets:
Loans<F2>                                     $532,966        $34,918           8.76%      $497,112        $33,509           9.01%
Taxable investment securities                   54,065          2,384           5.88         67,810          3,123           6.16
Non-taxable investment securities<F3>            1,863             68           4.87          1,507             52           4.61
Federal funds sold                               3,165            112           4.73          7,451            326           5.85
                                              --------        -------                      --------        -------
   Total interest-earning assets               592,059         37,482           8.46        573,880         37,010           8.62
                                              --------        -------                      --------        -------

Non-interest earning assets:
Cash and due from banks                         12,834                                       11,735
Bank premises and equipment                     10,710                                       11,013
Other assets                                    22,714                                       28,170
Allowance for loan losses                       (6,810)                                      (5,511)
                                              --------                                     --------
   Total assets                               $631,507                                     $619,287
                                              ========                                     ========

Liabilities and shareholder's equity:
Interest bearing liabilities:
Money market/NOW accounts                      176,160          5,284           4.01        122,662          3,798           4.14
Savings deposits                                14,752            236           2.14         16,791            340           2.71
Certificates of deposit                        189,533          7,415           5.23        229,621          9,907           5.77
Certificates of deposit
   over $100,000                                31,177          1,112           4.77         42,140          1,771           5.62
IRA certificates                                19,944            846           5.67         20,909            931           5.95
                                              --------        -------                      --------        -------
   Total interest bearing deposits             431,566         14,893           4.61        432,123         16,747           5.18
                                              --------        -------                      --------        -------

Federal funds purchased, repurchase
   agreements, and other short-term
   borrowings                                   56,428          2,118           5.02         51,523          1,926           5.00
Long-term borrowings                            38,465          1,736           6.03         38,870          2,055           7.07
Guaranteed preferred beneficial interest
   in subordinated debentures                    3,651            290          10.62              -              -              -
                                              --------        -------                      --------        -------
   Total interest bearing liabilities          530,110         19,037           4.80        522,519         20,728           5.30
                                              --------        -------                      --------        -------

Non-interest bearing liabilities:
Demand deposits                                 49,840                                       46,122
Other liabilities                                2,473                                        7,087
Shareholders' equity                            49,084                                       43,559
                                              --------                                     --------
   Total liabilities and
      shareholders' equity                    $631,507                                     $619,287
                                              ========                                     ========
   Net interest income                                        $18,445                                      $16,282
                                                              =======                                      =======
   Net interest spread                                                          3.66                                         3.32
   Net interest margin                                                          4.17                                         3.79

--------------
<F1> All yields are annualized.
<F2> Average balances include non-accrual loans.
<F3> Presented at actual yield rather than the tax-equivalent yield.

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

                                                   RATE/VOLUME ANALYSIS
                                                  Quarter ended September 30, 1999           Nine months ended September 30, 1999
                                                           Compared to the                              Compared to the
                                                  Quarter ended September 30, 1998           Nine months ended September 30, 1998
                                                ------------------------------------         ------------------------------------
                                                                                Net                                          Net
                                                Volume           Rate         Change         Volume          Rate          Change
                                                ------           ----         ------         ------          ----          ------
Interest earned on:

Loans                                           $1,741          $(557)        $1,184        $ 2,360        $  (951)       $ 1,409
Taxable investment securities                     (301)            36           (265)          (603)          (136)          (739)
Non-taxable securities                              13              3             10             14              2             16
Federal funds sold and
   other investments                              (114)           (17)          (131)          (160)           (54)          (214)
                                                ------          -----         ------        -------        -------        -------
Total interest income                            1,339           (541)           798          1,611         (1,139)           472

Interest paid on:

Money market and NOW accounts                      686            (36)           650          1,610           (124)         1,486
Savings deposits                                   (16)           (22)           (38)           (39)           (65)          (104)
Certificates of deposit                           (541)          (308)          (849)        (1,622)          (870)        (2,492)
Certificates of deposit over $100,000              (54)           (78)          (132)          (417)          (242)          (659)
IRA certificates                                    (2)           (16)           (18)           (43)           (42)           (85)
Federal funds purchased and other
   short-term borrowings                           156              6            162            185              7            192
Long-term borrowings                               (55)           (47)          (102)           (22)          (297)          (319)
Guaranteed preferred beneficial interest
   in subordinated debentures                      290              -            290            290              -            290
                                                ------          -----         ------        -------        -------        -------
Total interest expense                             464           (501)           (37)           (58)        (1,633)        (1,691)
                                                ------          -----         ------        -------        -------        -------

Net interest income                             $  875          $  40         $  835        $ 1,669        $   494        $ 2,163
                                                ======          =====         ======        =======        =======        =======

                                12

Other Income

   Other income decreased by $739 thousand to $1.21 million for the third quarter ended September 30, 1999 compared to $1.95 million for the third quarter in 1998. The decrease was primarily related to a $448 thousand gain on the sale of mortgage loans recognized in September 1998.

   For the quarter ended September 30, 1999 mortgage banking revenue was $182 thousand compared to $564 thousand for the quarter ended September 30, 1998. The change occurred primarily as a result of the sale of Edge in March 1999. Edge realized $293 thousand in fee income in the third quarter of 1998. The sale of Edge was consistent with our strategic focus to concentrate our resources on increasing our commercial loan portfolio.

   Operating lease income decreased 31.21% to $302 thousand for the quarter ended September 30, 1999 from $439 thousand for the comparable quarter in 1998. The decrease in income was related to the decision to terminate production of operating leases in the latter half of 1998.

   Service charge income for the three-month period ended September 30, 1999 increased $72 thousand, or 71.29%, compared to the third quarter of 1998. Overdraft fees increased $59 thousand, or 29.21%, compared to the third quarter of 1998. These increases were attributable to our focus on targeted revenue enhancement programs.

   All other non-interest income increased 47.45% for the quarter ended September 30, 1999 to $289 thousand, compared to $196 thousand for the third quarter of 1998.

   Other income decreased by $1.59 million to $3.65 million for the first nine months of 1999 compared to $5.24 million for the corresponding period in 1998. During the first nine months of 1999, gains of $1.06 million were recognized on the sale of mortgage loans. The sale of Edge in March 1999 also contributed to the decrease in other income from 1998 to 1999.

Other Expenses

   For the three months ended September 30, 1999 other expenses decreased $407 thousand or 7.96%, to $4.71 million from $5.11 million for the third quarter of 1998 due primarily to our sale in December 1998 of the three branches in Northeast Missouri and our efforts to control operating costs.

   Salaries and employee benefits increased $213 thousand, or 9.42%, to $2.47 million for the three months ended September 30, 1999 compared to $2.26 million for the three months ended September 30, 1998. Additional expenses were incurred due to management and support staff additions during 1999 in our St. Louis locations which was partially offset by a reduction of employees upon the December 1998 sale of the bank branches in Northeast Missouri. We had 229 full-time equivalent ("FTE") employees at September 30, 1999 compared to 230 at September 30, 1998. Total annualized cost per FTE employee was $42,792 for the three months ended September 30, 1999 compared to $38,932 for the corresponding period of 1998.

   Occupancy expense decreased by $44 thousand for the quarter ended September 30, 1999 compared to the third quarter of 1998, while furniture and equipment increased $20 thousand. Operating lease depreciation decreased by $153 thousand to $251 thousand for the three months ended September 30, 1999 from $404 thousand for the three months ended September 30, 1998. This decrease was reflective of the bank's decision to decrease production of operating leases in the latter half of 1998.

   Other non-interest expense decreased $381 thousand, or 33.07%, from $1.15 million for the quarter ended September 30, 1998 to $771 thousand for the third quarter of 1999. The decline in other expenses was a direct result of fewer offices due to our sale in December 1998 of the three branches and our efforts to control operating costs.

   For the nine months ended September 30, 1999 total non-interest expense decreased $1.31 million, or 8.43%, to $14.22 million from $15.53 million for the same period in 1998. The variances in expense categories discussed above for the three-month periods showed similar trends for the year-to-date amounts.

   Our efficiency ratio was 61.43% for the quarter and 64.34% for the nine months ended September 30, 1999 compared to 67.56% for the quarter and 72.15% for the nine months ended September 30, 1998. This improvement in the efficiency ratio was a direct result of our commitment to enhancing overall efficiency by continuing to emphasize revenue growth while controlling the current level of operating expenses.

Securities Portfolio

   Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities upon purchase into one of these two categories. At September 30, 1999, held-to-maturity securities amounted to $11.86 million, representing those securities we intended to hold to maturity. Securities designated as available-for-sale totaled $47.22 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

   At September 30, 1999, our securities portfolio totaled $59.08 million, an increase of $4.30 million, or 7.85% from December 31, 1998. We maintain a traditional short-term laddered portfolio investment strategy to insure adequate liquidity while minimizing interest rate risk.

   The carrying values of the securities portfolio at the dates indicated were as follows:

                                   SECURITIES PORTFOLIO
                                               September 30,      December 31,     September 30,
                                                   1999              1998              1998
                                               -------------      ------------     -------------
                                                                (in thousands)
U.S. Government and agency securities             $41,272           $37,021           $60,491
State and municipal securities                      4,967             1,464             1,461
Mortgage-backed securities                          8,764            11,930             6,509
Federal Home Loan Bank stock                        3,656             3,574             3,574
Other securities                                      423               791             1,168
                                                  -------           -------           -------
Total investment securities                       $59,082           $54,780           $73,203
                                                  =======           =======           =======

Loans

   Loans have historically been the primary component of earning assets. At September 30, 1999, loans totaled $572.03 million, an increase of $76.36 million, or 15.41%, from December 31, 1998. Substantially all of these loans were originated in our market area. At September 30, 1999, we had no foreign loans and only a minimal amount of participations purchased.

   The increase in loans during the first nine months of 1999 consisted primarily of growth in multi-family and commercial real estate, real estate construction and commercial loans. Multi-family and commercial real estate loans, increased $24.27 million, or 12.35%, to $220.82 million at September 30, 1999. Real estate construction loans increased $11.46 million, or 31.31%, to $48.05 million at September 30, 1999. Commercial and other industrial loans increased $19.43 million, or 12.35%, to $145.67 million at September 30, 1999. The increases in these loan categories reflect our efforts to grow our commercial loan portfolio, including loans originated by our expanded commercial lending staff.

   The following table summarizes the composition of our loan portfolio at the dates indicated:

                                          LENDING AND CREDIT MANAGEMENT<F1>
                                                 September 30,                  December 31,                  September 30,
                                                     1999                          1998                           1998
                                           ------------------------      ------------------------      -------------------------
                                                           Percent                       Percent                        Percent
                                            Amount         of Total       Amount         of Total       Amount          of Total
                                           --------        --------      --------        --------      --------         --------
                                                                         (Dollars in thousands)
Commercial, financial,
   agricultural, municipal and
   industrial development                  $145,667          25.46%       126,239          25.47        134,365           28.66
Real estate - construction                   48,046           8.40         36,590           7.38         29,731            6.34
Real estate - mortgage
   One- to four-family                      136,629          23.89        116,291          23.46        112,889           24.08
   Multi-family and commercial              220,819          38.60        196,545          39.65        175,211           37.38
Consumer and other                           21,664           3.79         20,908           4.22         17,454            3.72
Less unearned income                           (792)         (0.14)          (904)         (0.18)          (884)          (0.19)
                                           --------         ------       --------         ------       --------          ------
   Total loans<F1>                         $572,033         100.00%      $495,669         100.00%      $468,766          100.00%
                                           ========         ======       ========         ======       ========          ======

--------------
<F1> The Company had no outstanding foreign loans at the dates reported.

Asset Quality

   Non-performing assets consist of the following: nonaccrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; and loans past due 90 days or more as to principal or interest and other real estate owned. Non-performing assets decreased 34.27% to $1.17 million at September 30, 1999 compared to $1.78 million at December 31, 1998. At September 30, 1999, non-performing assets represented 0.17% of total assets compared to 0.30% at December 31, 1998. Non-accrual loans totaled $722 thousand at September 30, 1999 compared to $1.71 million at December 31, 1998.

   We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the bank's internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses.

   The following table summarizes, at the dates presented, non-performing assets by category:

                     RISK ELEMENTS - NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
                                                         September 30,      December 31,    September 30,
                                                             1999              1998              1999
                                                         -------------      ------------    -------------
                                                                      (Dollars in thousands)
Commercial, financial, agricultural, municipal and
   industrial development:
      Past due 90 days or more                              $    -            $    -            $    -
      Nonaccrual                                               426               962               458
      Restructured terms                                         -                 -                 -

Real estate - construction:
      Past due 90 days or more                                   -                 -                 -
      Nonaccrual                                                 -                 -                 -
      Restructured terms                                         -                 -                 -

Real estate - mortgage:
   One- to four-family residential:
      Past due 90 days or more                                   -                69               191
      Nonaccrual                                               213               378               209
      Restructured terms                                         -                 -                 -
   Multi-family and commercial
      Past due 90 days or more                                 136                 -                 -
      Nonaccrual                                                 -               307               293
      Restructured terms                                         -                 -                 -

Consumer and other, net of unearned income:
      Past due 90 days or more                                   1                 -                 -
      Nonaccrual                                                83                62                41
      Restructured terms                                         -                 -                 -
                                                            ------            ------            ------
Total non-performing loans                                     859             1,778             1,192

Other real estate                                              309                 -                 -
                                                            ------            ------            ------
Total non-performing assets                                 $1,168            $1,778            $1,192
                                                            ======            ======            ======

Ratios:
      Non-performing loans to total loans outstanding         0.15%             0.36%             0.25%
      Non-performing assets to total assets                   0.17              0.30              0.19
      Non-performing loans to shareholders' equity            1.76              3.70              2.58
      Allowance for loan losses to total loans                1.31              1.30              1.27
      Allowance for loan losses to non-performing loans     871.01            362.32            498.57

   Interest income that would have been recorded during the three months and nine months ended September 30, 1999 had all non-accrual, past due and restructured loans been current in accordance with their original terms was immaterial.

Allowance for Loan Losses

   The provision for loan losses was $1.59 million during the first nine months of 1999 compared to $1.18 million for the corresponding period in 1998. Net charge-offs were $720 thousand for the nine months ended September 30, 1999 compared to $488 thousand for the first nine months of 1998. Net charge-offs for the first nine months of 1999 represented 0.10% of average loans, compared to 0.09% of average loans for the first nine months of 1998.

   The allowance for loan losses increased to $7.48 million at September 30, 1999 compared to $6.44 and $5.94 million at December 31, 1998 and September 30, 1998, respectively. As a percentage of loans outstanding, the allowance represented 1.31% of loans at September 30, 1999, 1.30% at December 31, 1998 and 1.16% at September 30, 1998.

   The higher expense provision and the higher allowance percentage were the result of the change in the composition of the loan portfolio at September 30, 1999 compared to September 30, 1998. Since early 1998, we have been focused on generating higher yielding loans from the commercial and industrial underwriting areas rather than lower yielding residential mortgage loans. The increase in risk as a result of the change in loan mix was reflected in the higher provision and higher allowance as a percentage of loans outstanding.

   The allowance for loan losses is provided at a level considered adequate to provide for potential losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio, evaluation of potential problem loans identified based on existing circumstances known to management, potential future loan losses on loans to specific customers or industries and recent loan loss experience. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be very high and that our allowance is adequate to absorb potential losses inherent in the portfolio at September 30, 1999.

   The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

                  SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION
                                                                        Nine Months Ended
                                                                          September 30,
                                                                   --------------------------
                                                                     1999              1998
                                                                   --------          --------
Allowance for loan losses
   (beginning of period)                                           $  6,442          $  5,194
Loans charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                             (428)             (220)
   Real estate - construction                                             -                (7)
   Real estate - mortgage
      One- to four-family residential                                  (149)             (145)
      Multi-family and commercial                                       (23)              (40)
   Consumer and other                                                  (120)              (77)
                                                                   --------          --------
Total loans charged off                                                (720)             (489)
                                                                   --------          --------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                               63                 3
   Real estate - construction                                             -                 6
   Real estate - mortgage
      One- to four-family residential                                    95                17
      Multi-family and commercial                                         -                20
   Consumer and other                                                    10                11
                                                                   --------          --------
Total recoveries                                                        168                57
                                                                   --------          --------

Net loans charged off                                                  (552)             (432)
                                                                   --------          --------
Provision for loan losses                                             1,592             1,180
                                                                   --------          --------
Allowance for loan losses (end of period)                          $  7,482          $  5,942
                                                                   ========          ========
Loans outstanding:
   Average                                                          532,966           497,112
   End of period                                                    572,033           468,766

Ratios:
   Net charge-offs to average loans outstanding                        0.10%             0.09%
   Net charge-offs to provisions for loans losses                     34.67             36.78
   Provision for loan losses to average loans outstanding              0.30              0.24
   Allowance for loan loss to total loans outstanding                  1.31              1.27

Deposits

   Total deposits increased $60.90 million, or 13.51%, during the first nine months of 1999. The increase was primarily a result of a $49.55 million, or 40.01%, increase in money market accounts. Certificates of deposit also increased $16.31 million or 6.87% which included $28 million of brokered CD's originated in 1999. Demand deposits decreased by $5.37 million, or 9.69%, from December 31, 1998 to September 30, 1999, but the average demand deposit balances during the first nine months of 1999 were $49.84 million compared to $46.12 million for the corresponding period in 1998. The shift in deposits was a result of management's efforts to replace higher yielding deposits with lower cost deposits.

   The following table summarizes deposits as of the dates indicated:


                                            DEPOSIT LIABILITY COMPOSITION
                                                    September 30,                  December 31,                 September 30,
                                                        1999                          1998                          1998
                                              -------------------------     ------------------------      ------------------------
                                                               Percent                       Percent                       Percent
                                               Amount          of Total      Amount         of Total       Amount         of Total
                                              Deposits         Deposits     Deposits        Deposits      Deposits        Deposits
                                              --------         --------     --------        --------      --------        --------
                                                                            (Dollars in thousands)
Demand deposits                               $ 50,050           9.78%      $ 55,417          12.29%      $ 48,413          10.34%
NOW accounts                                    20,336           3.97         19,075           4.23         19,744           4.22
Money market accounts                          173,372          33.88        123,827          27.47        107,054          22.87
Savings deposits                                14,065           2.75         14,917           3.31         16,355           3.50
Certificates of deposit                        204,861          40.04        187,886          41.68        223,279          47.70
Certificates of deposit
   over $100,000                                27,296           5.34         31,173           6.92         31,818           6.80
IRA certificates                                21,686           4.24         18,471           4.10         21,401           4.57
                                              --------         ------       --------         ------       --------         ------
   Total deposits                             $511,666         100.00%      $450,766         100.00%      $468,064         100.00%
                                              ========         ======       ========         ======       ========         ======

                                20

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

Liquidity Management

   Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base. This growth is both internally generated through product pricing and product development and externally generated. During the nine months ended September 30, 1999 and the year ended December 31, 1998, both of these elements contributed heavily to developing and maintaining long-term liquidity. Our capital position has been maintained through earnings and raising of capital. See - Capital Resources.

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

   We anticipate continued loan demand in our market areas as banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $70.25 million secured credit facility with the Federal Home Loan Bank, of which $64.13 million and $66.13 million was outstanding at September 30, 1999 and December 31, 1998, respectively.

   Average short-term borrowings increased $4.90 million, or 9.51%, during the first nine months of 1999 following an increase of 0.29 % in the year ended December 31, 1998. The increases reflected the above-mentioned strategy of utilizing Federal Home Loan Bank borrowings to fund loan growth while continuing to systematically build our deposit base. We anticipate similar use of the Federal Home Loan Bank facility in the foreseeable future.

   We experienced net growth in assets of 12.37% during the first nine months of 1999 and 8.67% from September 30, 1998. Deposits increased 13.51% during the first nine months of 1999 and 9.32% from September 30, 1998. The increase in assets and deposits from September 30, 1998 was net of the results of the sale of the three northeast Missouri branches in December 1998. The branch sale resulted in a reduction of $13.52 million in loans and $39.99 million in deposits. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

Capital Resources

   We maintain a capital base that provides a foundation that promotes both depositor and investor confidence. We monitor our capital position to ensure that we have adequate capital for both current needs and anticipated growth. This strategy has enabled us to profitably expand our balance sheet, while maintaining capital ratios that exceed minimum regulatory capital requirements.

   Our capital requirements have been historically financed through offerings of debt and equity securities, earnings retention and borrowings from a commercial bank. The bank also utilized its borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $13.15 million and $13.65 million at of September 30, 1999 and December 31, 1998, respectively. This term loan matures in November 2001.

   Total shareholders' equity increased 1.10% to $48.63 million at September 30, 1999 compared to $48.10 million at year-end 1998. For the nine months to date in 1999, changes in shareholders' equity included an increase in retained earnings of $3.11 million, a decrease of $650 thousand from an unfavorable FAS 115 adjustment and a decrease in shareholders' equity due to the cost of treasury stock acquired during the third quarter of 1999 of $2.39 million.

   As of September 30, 1999, we had repurchased 238,915 shares of our common stock at a cost of $2.39 million. The majority of shares were repurchased in a private transaction closed in July 1999 and 5,696 shares were repurchased under our stock repurchase plan approved by our Board of Directors on September 15, 1999. This plan authorizes the repurchase of approximately 5%, or 319,000 shares, of our outstanding common stock.

   As of September 30, 1999 we had approximately $28.00 million of brokered deposits which have been used to fund loan growth and to provide for other liquidity needs which have been used. These certificates of deposit mature in December 1999 through February 2000. We may use brokered deposits in the future as a source of liquidity.

   In August 1999, we completed a public offering of 1,725,000 Cumulative Trust Preferred Securities which are entitled to receive cumulative cash distributions at an annual rate of 9.875%. The Trust Preferred Securities have a liquidation amount of $10 per security and represent preferred undivided interests in the assets of the Trust which consist solely of the Junior Subordinated Debentures, and payments in respect thereof.

   We also analyze our capital and the capital position of our bank in terms of regulatory risk-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Federal Reserve Board guidelines for the calculation of Tier 1 capital limit the aggregate amount of trust preferred securities, including securities similar to the trust preferred securities, which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of September 30, 1999, $12.42 million of the aggregate amount of Trust Preferred Securities would have qualified as Tier 1 capital, and the remaining amount would have qualified as Tier 2 capital. We believe that, as of September 30, 1999, we and the bank met all capital adequacy requirements to which we were subject and we exceeded the minimum "well capitalized" regulatory standard for each capital ratio.

   Allegiant's and the bank's capital ratios were as follows as of the dates indicated:

                                                  September 30, 1999                   December 31, 1998
                                            ------------------------------       -----------------------------
                                            Allegiant       Allegiant Bank       Allegiant      Allegiant Bank
                                            ---------       --------------       ---------      --------------
Total risk-based capital ratio                11.15%            12.14%             8.14%             9.35%
Tier 1 risk-based capital ratio                9.01             10.88              6.39              8.27
Tier 1 leverage capital ratio                  7.66              9.28              6.15              7.76

   Our commitment to maintaining adequate capital is evidenced by the significant increase in our capital ratios as detailed above. We will seek to maintain a strong equity base while executing our controlled expansion plans.

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

   Our plan to resolve the Year 2000 issue involves the following five phases: awareness, assessment, remediation, testing and implementation. During the awareness phase, a comprehensive strategy for addressing the Year 2000 issue was formulated. We have fully completed our assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the significant information technology systems could be affected, including the loan, deposit, general ledger and billing systems. All software and hardware systems have been provided by third party vendors; therefore, the remediation of systems primarily involves the installation of upgraded systems that have been certified by the vendors as Year 2000 compliant. We continue to test all hardware and software systems to validate that systems have been renovated. In addition, testing will validate the compatibility of system interfaces. After all testing is completed, all systems will be implemented, which will include certification that all systems are Year 2000 compliant.

Year 2000 Status, Including Timetable for Completion

   As of the date of this report, the awareness and assessment phases are 100% complete. The remediation phase is substantially complete, with only two lesser significant software systems requiring additional testing. Testing of our systems is accomplished after upgrades are provided by and certified as Year 2000 compliant by a third party vendor. As of the date of this report, 100% of mission critical systems and approximately 95% of all other systems have been tested. The testing of mission critical systems was substantially complete by December 31, 1998. Testing of the two systems identified above is anticipated to be substantially completed by November 30, 1999.

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

Year 2000 Costs

   We have utilized and will continue to utilize both internal and external resources to reprogram, replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $0.23 million and is being funded through operating cash flows. As of September 30, 1999, we had incurred approximately $0.21 million ($0.12 million expensed and $0.09 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. The total remaining project costs, which we approximate will be $0.03 million, are attributable to the testing and validation phases of the project and will be expensed as incurred.

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


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:  See Exhibit Index attached hereto.

        (b)  Reports on Form 8-K:
                 No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.

                                   ALLEGIANT BANCORP, INC. (Registrant)



November 10, 1999                     By: /s/ Thomas A. Daiber
                                      ---------------------------------------
                                      Thomas A. Daiber, Senior Vice President
                                        and Chief Financial Officer

                       EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
11.1              Computation of Earnings Per Share.
27                Financial Data Schedule for the nine months ended
                  September 30, 1999.