Form 10-K
period 1999-12-31
ALLEGIANT BANCORP INC
filed 2000-03-17
CIK 852642

============================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999      COMMISSION FILE NO. 0-26350

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                      TRUST PREFERRED SECURITIES,
       $10 LIQUIDATION VALUE, ISSUED BY ALLEGIANT CAPITAL TRUST I
      NAME OF EXCHANGE ON WHICH REGISTERED: AMERICAN STOCK EXCHANGE

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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
   ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR
   INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS
           FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [  ]

  AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE
                    REGISTRANT AS OF MARCH 1, 2000:
              COMMON STOCK, $0.01 PAR VALUE, $65,809,898.

     NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
                  COMMON STOCK, AS OF MARCH 1, 2000:
        COMMON STOCK, $0.01 PAR VALUE, 6,121,851 SHARES OUTSTANDING

                   DOCUMENTS INCORPORATED BY REFERENCE
           AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW
                      ARE INCORPORATED BY REFERENCE:

                DOCUMENT                     PART--FORM 10-K
                --------                     ---------------

  1999 ANNUAL REPORT OF THE REGISTRANT
  TO ITS SHAREHOLDERS                        PARTS I, II, IV

  REGISTRANT'S PROXY STATEMENT FOR THE 2000
  ANNUAL MEETING OF SHAREHOLDERS             PART III

============================================================================

   The terms "Allegiant," "company," "we," "our," and "corporation" as used in this report refer to Allegiant Bancorp, Inc. and its subsidiaries as a consolidated entity, except where it is made clear that it means only Allegiant. Also, sometimes we refer to our bank subsidiary as the "bank."

                           PART I

ITEM 1. BUSINESS

GENERAL

   We are a bank holding company headquartered in St. Louis, Missouri. Our bank subsidiary, Allegiant Bank, offers full-service banking and personal trust services to individuals, commercial business and municipalities in the St. Louis metropolitan area. Our services include commercial, real estate and installment loans, checking, savings and time deposit accounts, personal trust and other fiduciary services and various other financial services such as securities brokerage, insurance and safe deposit boxes. As of December 31, 1999, we reported, on a consolidated basis, total assets of $728.5 million, loans of $615.2 million, deposits of $548.5 million and shareholders' equity of $48.0 million.

   Since 1989, when we were organized, we have been committed to building a strong, customer-friendly community bank. As a community bank, we are able to respond quickly to our customers through local decision-making and to tailor products and services to meet their needs. We believe this customer-friendly approach provides us with a competitive advantage over many of the larger financial institutions in the St. Louis metropolitan area. In addition, we believe that we have benefited from recent acquisitions of locally headquartered financial institutions by larger regional or national out-of-town financial institutions. Recent acquisitions of financial institutions in our market area include: Bank America Corporation's acquisition of Boatmen's Bancshares, Inc.; Union Planters' Corporation's acquisition of Magna Group, Inc. and Firstar Corporation's acquisition of Mercantile Bancorporation Inc.

   We currently are the second largest publicly traded bank holding company headquartered in St. Louis. We have expanded rapidly through internal growth and acquisitions. We believe that market coverage is necessary, and our goal is to have a banking facility within a 20-minute drive from all principal sectors of the St. Louis metropolitan area.

   In 1989, we acquired Allegiant State Bank located in Northeastern Missouri. We acquired Allegiant Bank in St. Louis, Missouri in 1990.
In November 1994, we acquired Allegiant Mortgage Company. In January 1995, Allegiant State Bank was merged into Allegiant Bank. We acquired Reliance Savings and Loan Association of St. Louis County in August 1997 and later merged it with Allegiant Bank.

   In September 1997, Allegiant Bank acquired two branches in Union and Warrenton, Missouri from Roosevelt Bank. In that transaction, Allegiant Bank assumed approximately $96.1 million of deposit liabilities, acquired real property and related automated teller machines, furniture, fixtures, equipment and other operating assets with an aggregate value of $0.5 million, and approximately $3.0 million of consumer loans. Allegiant Bank recorded goodwill of $8.8 million in connection with this branch acquisition. In January 1999, Allegiant Bank acquired all the assets and liabilities of Allegiant Mortgage Company which then was dissolved.

   In addition to our acquisitions, we have opened several new branches in Missouri with a view toward covering all sectors of the St. Louis metropolitan area. Branch openings in the past three years include Mehlville in 1996, and St. Peters, Affton and Crestwood in 1997. We also opened a branch in Town & Country in 1998, a downtown St. Louis branch in March 1999 and a branch in Ballwin in August 1999. We currently anticipate opening our 16th location, in Chesterfield, in May 2000.

   Since the beginning of 1998, we have focused primarily on improving the profitability of our banking operations. As a result, we have reduced the amount of one- to four-family mortgages that we hold in our loan portfolio and increased the amount of higher yielding commercial loans. We also have hired several banking professionals with experience in the St. Louis metropolitan area to help us grow our commercial loans and deposits. We have refined our market focus to concentrate exclusively on opportunities in the higher growth St. Louis metropolitan area and, accordingly, we sold three retail banking offices outside the St. Louis metropolitan area in December 1998. We also have implemented company-wide, cost-control efforts to enhance efficiencies throughout our entire operation.

   Our management team is comprised of experienced individuals who average more than 15 years in the banking or financial services industries. As of March 1, 2000, our directors and executive officers owned approximately 42% of our outstanding common stock.

   The St. Louis metropolitan area is the 17th largest metropolitan area in the United States with a population of approximately 2.45 million. The St. Louis metropolitan area is home to 19 Fortune 1000 companies, such as Anheuser-Busch Companies, Inc., Monsanto Company, Ralston Purina Company and Trans World Airlines, Inc. Also the St. Louis metropolitan area ranks fifth in the United States as a headquarters location for Fortune 500 companies. In 1998, the St. Louis area ranked second in Entrepreneur Magazine's listing of the top places in the United States for small business, marking four straight years on that publication's top ten list, and Inc. magazine placed St. Louis among its top ten areas for growing firms.

FINANCIAL SUMMARY OF THE COMPANY

   A consolidated financial summary of the Company and its subsidiaries, included on page 8 in our 1999 Annual Report to Shareholders, is incorporated herein by reference.

SUBSIDIARIES

   The table setting forth the names and locations of the Company's subsidiaries is included as Exhibit 21.1 hereto.

OPERATIONS

   Allegiant Bank offers complete banking and trust services to individuals, businesses and municipalities in the St. Louis metropolitan area. Services include commercial, real estate, mortgage, and installment loans, checking, savings and time deposit accounts, trust and other fiduciary services and various other customer services such as brokerage, insurance and safe deposit boxes.

COMPETITION

   We operate in a competitive environment. In the St. Louis metropolitan area, other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and other financial intermediaries offer similar services. Many of these competitors have substantially greater resources and lending limits and may offer certain services we do not currently provide. In addition, some of our nonbank competitors are not subject to the same extensive regulations that govern us, Allegiant Bank and our subsidiaries. Our profitability depends upon the ability of Allegiant Bank to compete in our market area.

SUPERVISION AND REGULATION

   GENERAL. Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various government regulatory authorities, including the Missouri Division of Finance, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Internal Revenue Service, state taxing authorities and the Securities and Exchange Commission. We cannot predict with a high degree of certainty the effect of applicable statutes, regulations and regulatory policies on us, but believe that it could be significant.

   Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors of the bank rather than our shareholders.

   This summary of the material elements of this regulatory framework does not describe all applicable statutes, regulations and regulatory policies, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. You should review the applicable statutes, regulations and regulatory policies. Any changes in applicable law, regulations or regulatory policies may have a material effect on our business.

   RECENT REGULATORY DEVELOPMENTS. Legislation has recently been approved by Congress that allows bank holding companies to engage in a wider range of nonbanking activities, including additional securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, we are unable to predict the full impact that this legislation may have on us.

EMPLOYEES

   As of December 31, 1999, we had approximately 226 full-time equivalent employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees and those of Allegiant Bank to be good.

STATISTICAL DISCLOSURES

   The following statistical disclosures, except as noted, are included in our 1999 Annual Report to Shareholders, and is incorporated herein by reference.

                                                                                ANNUAL REPORT
      SCHEDULE                                                                    REFERENCE
      --------                                                                  -------------
I.    DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
      INTEREST RATES AND INTEREST DIFFERENTIAL

      A.    Average Balance Sheets                                                    p. 11

      B.    Analysis of Net Interest Earnings                                         p. 10

      C.    Taxable-Equivalent Rate-Volume Analysis                                   p. 12

II.   INVESTMENT PORTFOLIO

      A.    Book Value by Type of Security                                            p. 14

      B.    Maturity Distribution                                                     p. 14

III.  LOAN PORTFOLIO

      A.    Types of Loans                                                            p. 15

      B.    Maturities and Sensitivities to Changes in Interest Rates                 p. 15

      C.    Risk Elements

            1.  Non-Accrual, Past Due and Restructured Loans                          p. 16

            2.  Potential Problem Loans                                               p. 16

            3.  Foreign Outstandings                                                   n/a

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      A.    Reserve for Loan Losses                                                   p. 18

      B.    Allocation of the Reserve for Loan Losses                                 p. 17

V.    DEPOSITS<F*>

      A.    Average Balances and Rates Paid by Deposit Category                       p. 11

      B.    Maturity Distribution of Certain CDs and Time Deposits                    p. 19

VI.   RETURN ON EQUITY AND ASSETS                                                      p. 9

VII.  SHORT-TERM BORROWINGS                                                           p. 22


--------------------

<F*>   There were no interest-bearing deposits with foreign banks at
       December 31, 1999, 1998 or 1997.

ITEM 2. PROPERTIES

   Our principal executive, administrative and operational offices are located at 2122 Kratky Road in St. Louis, Missouri. As of December 31, 1999, Allegiant Bank conducted its business and operations out of 15 locations in the greater St. Louis Metropolitan area. Our physical properties, which are either owned or leased, are in satisfactory condition, adequately insured and suitable and adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

   Various claims and lawsuits, incidental to our ordinary course of business, are pending against us or Allegiant Bank. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted during the quarter ended December 31, 1999 to a vote of our shareholders, through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   See Part III, Item 10.


                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

   Information concerning our common stock, included on page 44 in our 1999 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

   "Selected Financial Data," included on page 8 in our 1999 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   "Management's Discussion and Analysis of Financial Condition and Results of Operations," included on pages 9 through 23 of our 1999 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   "Quantitative and Qualitative Disclosures About Market Risk," included under the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity" on pages 19, 20 and 21 of our 1999 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements, included in our 1999 Annual Report to Shareholders, are incorporated herein by reference.

                                                                               ANNUAL REPORT
   STATEMENT                                                                     REFERENCE
   ---------                                                                   -------------

Report of Ernst & Young LLP Independent Auditors                                 Page 24

Consolidated Balance Sheets - December 31, 1999 and 1998                         Page 25

Consolidated Statements of Income - Years ended December 31,
   1999, 1998 and 1997                                                           Page 26

Consolidated Statements of Shareholders' Equity -
   Years ended December 31, 1999, 1998 and 1997                                  Page 27

Consolidated Statements of Cash Flows - Years ended
   December 31, 1999, 1998 and 1997                                              Page 28

Notes to Consolidated Financial Statements                                       Pages 29-41

   Selected Quarterly Financial Data (unaudited), included as Note 22 on page 41 in our 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Information regarding our change of accountants is contained in "Independent Public Accountants" in our Proxy Statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.


                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors is contained under "Election of Directors" and "Voting Securities and Principal Holders Thereof" included in our Proxy Statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

   The following is a list, as of March 1, 2000, of the names and ages of our executive officers and all positions and offices with us presently held by the person named. There is no family relationship between any of the named persons.

   The name, age and position with respect to each of our executive officers are set forth below:

   Marvin S. Wool, 71, has served as a director since 1990 and as our chairman and as chairman of Allegiant Bank since March 1992. Mr. Wool served as our chief executive officer from March 1992 through December 1998. For more than the past five years, Mr. Wool has served as the president and chief executive officer of Dash Multi-Corp, the holding company for subsidiary companies located in Georgia, Mississippi, Missouri, New Jersey and California that are in the chemical, cloth coating and carpet industries. Mr. Wool also serves as chairman of R-B Rubber Products, Inc., a publicly-held integrated rubber recycler with headquarters in McMinnville, Oregon.

   Shaun R. Hayes, 40, has served as a director and as our president since 1989 and president and chief executive officer of Allegiant Bank since May 1992. Mr. Hayes became our chief executive officer in January 1999.

   Thomas A. Daiber, 42, has served as our senior vice president and chief financial officer and as executive vice president and chief financial officer of Allegiant Bank since May 1999. Mr. Daiber has been employed by us since March 1997 and served as our director of internal auditing prior to being appointed to his current position. Prior to joining us, Mr. Daiber served as an officer of Pioneer Bank and Trust Company or its holding company, Forbes First Financial Corporation, for more than five years.

   The executive officers were appointed by and serve at the pleasure of our board of directors.

   Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is contained in "Section 16(a)
Beneficial Ownership Reporting Compliance," included in our Proxy
Statement of the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is contained in "Compensation of Executive Officers," included in our Proxy Statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is contained in "Voting Securities and Principal Holders Thereof," included in our Proxy Statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transactions is contained in "Certain Relationships and Related
Transactions," included in our Proxy Statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements: Incorporated herein by reference, are listed in Item 8 hereof.

        (2)  Financial Statement Schedules:

             Report of BDO Seidman, LLP, relating to our consolidated financial statements for the year ended
        December 31, 1997, is found following the signature pages hereto.

        (3)  Exhibits: See Exhibit Index at page 13 hereof.

   (b)  Reports on Form 8-K

        None filed for the quarter ended December 31, 1999.

                               SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 16th day of March 2000.

                                ALLEGIANT BANCORP, INC.
                                (Registrant)



                                By  /s/ Shaun R. Hayes
                                   ---------------------------------------
                                   Shaun R. Hayes, President and
                                   Chief Executive Officer


   In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                              Title                               Date
     ---------                              -----                               ----



/s/ Marvin S. Wool               Chairman of the Board                     March 16, 2000
---------------------------
Marvin S. Wool



/s/ Shaun R. Hayes               President, Chief Executive Officer        March 16, 2000
---------------------------      and Director
Shaun R. Hayes


/s/ Thomas A. Daiber             Senior Vice President and Chief           March 16, 2000
---------------------------      Financial Officer
Thomas A. Daiber



/s/ Leland B. Curtis             Director                                  March 16, 2000
---------------------------
Leland B. Curtis



/s/ Kevin R. Farrell             Director                                  March 16, 2000
---------------------------
Kevin R. Farrell




/s/ Leon A. Felman               Director                                  March 16, 2000
---------------------------
Leon A. Felman



/s/ C. Virginia Kirkpatrick      Director                                  March 16, 2000
---------------------------
C. Virginia Kirkpatrick



/s/ Jack K. Krause               Director                                  March 16, 2000
---------------------------
Jack K. Krause



/s/ John L. Weiss                Director                                  March 16, 2000
---------------------------
John L. Weiss



/s/ Lee S. Wielansky             Director                                  March 16, 2000
---------------------------
Lee S. Wielansky

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     (BDO Seidman, LLP letterhead)


The Board of Directors
Allegiant Bancorp, Inc.
St. Louis, Missouri

We have audited the consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1997, of Allegiant Bancorp, Inc. (a Missouri corporation) and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Allegiant Bancorp, Inc.'s operations and Allegiant Bancorp, Inc.'s cash flows for the year then ended, in conformity with generally accepted accounting principles of Allegiant Bancorp, Inc. and subsidiaries as of December 31, 1997.

                                  /s/ BDO Seidman, LLP


St. Louis, Missouri
March 13, 1998

                              EXHIBIT INDEX

  EXHIBIT NO.                    DESCRIPTION
  -----------                    -----------

      3.1 Articles of Incorporation, as amended, of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

      3.1(a) Amendment to Articles of Incorporation, as amended, of the Company, filed as Exhibit 3 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

      3.2       By-laws of the Company, as currently in effect, filed as
                Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

      4.1       Form of Stock Certificate for Common Stock, filed as
                Exhibit 4.2 to the Company's Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.

      4.2 Junior Subordinated Indenture, dated as of August 2, 1999, by and between the Company and Bankers Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

     10.1 Loan Agreement, dated November 12, 1998, by and between LaSalle National Bank and the Company, filed as Exhibit
                10.1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, is hereby incorporated by reference.

     10.2 Pledge Agreement, dated November 12, 1998, by and between LaSalle National Bank and the Company, filed as Exhibit
                10.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, is hereby incorporated by reference.

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

     10.7 Executive Retention Agreement, dated May 24, 1999, by and between the Company and Shaun R. Hayes is filed herewith.<F*>

     10.8 Underwriting Agreement, dated as of July 27, 1999, by and between the Company and Allegiant Capital Trust I and EVEREN Securities, Inc. and Wheat First Securities, as representatives of the several underwriters, filed as
                Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

     10.9 Guarantee Agreement, dated as of August 2, 1999, between the Company, as guarantor, and Bankers Trust Company, as guarantee trustee, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

     10.10 Amended and Restated Trust Agreement, dated as of August 2, 1999, among the Company, as depositor, Bankers Trust Company, as property trustee, and Shaun R. Hayes and Thomas A. Daiber, as administrators, filed as Exhibit
                10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

     13 Portions of the 1999 Annual Report of the Company to its Shareholders are filed herewith.

     21.1    Subsidiaries of the Company is filed herewith.

     23.1    Consent of Ernst & Young LLP is filed herewith.

     23.2    Consent of BDO Seidman, LLP is filed herewith.

     27.1    Financial Data Schedule is filed herewith (December 31,
             1999).

[FN]
--------------------------

<F*>Management contract or compensatory plan or arrangement.