Form 10-Q
period 2000-03-31
ALLEGIANT BANCORP INC
filed 2000-05-11
CIK 852642

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended             MARCH 31, 2000
                              ------------------------------------------


Commission file number                     0-26350
                      --------------------------------------------------


                         ALLEGIANT BANCORP, INC.
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          MISSOURI                                43-1519382
----------------------------        ------------------------------------
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


                                                Number of shares
             Title of class               outstanding as of May 1, 2000
---------------------------------------- -------------------------------
      Common stock, $0.01 par value                 6,072,647

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                          INDEX
                                                                                     Page
PART 1.  FINANCIAL INFORMATION                                                         1
   ITEM 1.  FINANCIAL STATEMENTS                                                       1
      CONSOLIDATED BALANCE SHEETS - MARCH 31, 2000 AND 1999 (UNAUDITED)
         AND DECEMBER 31, 1999                                                         1
      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS ENDED
         MARCH 31, 2000 AND 1999                                                       2
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) - THREE MONTHS
         ENDED MARCH 31, 2000                                                          3
      CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) - THREE MONTHS ENDED
         MARCH 31, 2000                                                                4
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             5
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS                                                               7
      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND
         INTEREST RATES - THREE MONTHS ENDED MARCH 31, 2000 AND 1999                  10
      RATE/VOLUME ANALYSIS - QUARTER ENDED MARCH 31, 2000                             11
      SECURITIES PORTFOLIO                                                            13
      LENDING AND CREDIT MANAGEMENT                                                   14
      RISK ELEMENTS - NONACCURAL, PAST DUE AND RESTRUCTURED LOANS                     15
      SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION                         17
      DEPOSIT LIABILITY COMPOSITION - MARCH 31, 2000 AND 1999, AND DECEMBER 31, 1999  18
      LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES                                      19
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                21
PART II.  OTHER INFORMATION                                                           21
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          21
SIGNATURES                                                                            22
EXHIBIT INDEX                                                                         23

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                       March 31,     December 31,    March 31,
                                                          2000           1999           1999
                                                      (Unaudited)                   (Unaudited)
                                                      -----------    ------------   -----------
                                                  (Dollars in thousands, except per share amounts)
ASSETS:
Cash and due from banks                                $ 16,820       $ 16,842       $ 12,855
Federal funds sold and overnight investments                 68          9,927          4,475
Investment securities:
   Available-for-sale (at estimated market value)        54,748         49,129         45,075
   Held-to-maturity (estimated market value of
     $5,934, $11,284 and $10,927, respectively)           6,106         11,668         10,852
Loans, net of allowance for loan losses of
   $9,007, $8,315 and $6,767, respectively              656,815        606,876        513,539
Premises and equipment                                    9,770          9,896         10,866
Accrued interest and other assets                        28,120         12,430         10,747
Cost in excess of fair value and net assets acquired     11,486         11,724         12,448
                                                       --------       --------       --------
     Total assets                                      $783,933       $728,492       $620,857
                                                       ========       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing                                $ 63,174       $ 51,845       $ 51,627
   Interest bearing                                     483,682        449,071        396,378
   Certificates of deposit of $100,000 or more           57,524         47,550         33,033
                                                       --------       --------       --------
Total deposits                                          604,380        548,466        481,038
                                                       --------       --------       --------
Short-term borrowings                                    84,451         75,861         47,039
Long-term debt                                           25,860         35,860         40,275
Guaranteed preferred beneficial interest in
   subordinated debentures                               17,250         17,250              -
Accrued expenses and other liabilities                    4,205          3,064          3,446
                                                       --------       --------       --------
     Total liabilities                                  736,146        680,501        571,798
                                                       --------       --------       --------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized
     20,000,000 shares; issued 6,072,647 shares,
     6,208,102 shares and 6,558,015 shares,
     respectively                                            66             66             65
   Capital surplus                                       42,373         42,373         42,026
   Retained earnings                                     11,806         10,482          7,057
   Accumulated other comprehensive loss                    (843)          (754)           (89)
   Treasury stock, at cost, 554,715 shares,
     419,260 shares and 0 shares, respectively           (5,615)        (4,176)             -
                                                       --------       --------       --------
   Total shareholders' equity                            47,787         47,991         49,059
                                                       --------       --------       --------
     Total liabilities and shareholders' equity        $783,933       $728,492       $620,857
                                                       ========       ========       ========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    -------------------------
                                                                       2000           1999
                                                                    ----------     ----------
                                                         (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans                                       $   14,598     $   11,073
   Investment securities                                                   936            773
   Federal funds sold and overnight investments                              5             79
                                                                    ----------     ----------
Total interest income                                                   15,569         11,925
                                                                    ----------     ----------

Interest expense:
   Interest on deposits                                                  6,444          4,856
   Interest on short-term borrowings                                     1,064            639
   Interest on long-term debt                                              450            593
   Interest on guaranteed preferred beneficial
     interest in subordinated debentures                                   443              -
                                                                    ----------     ----------
Total interest expense                                                   8,401          6,088
                                                                    ----------     ----------

Net interest income                                                      7,168          5,837
Provision for loan losses                                                  715            562
                                                                    ----------     ----------
Net interest income after
   provision for loan losses                                             6,453          5,275
                                                                    ----------     ----------

Other income:
   Service charges on deposits                                             707            437
   Net gain on sale of securities                                           36              -
   Other income                                                            506            817
                                                                    ----------     ----------
Total other income                                                       1,249          1,254
                                                                    ----------     ----------

Other expenses:
   Salaries and employee benefits                                        2,510          2,445
   Occupancy and furniture and equipment                                   804            764
   Other operating expenses                                              1,617          1,649
                                                                    ----------     ----------
Total other expenses                                                     4,931          4,858
                                                                    ----------     ----------

Income before income taxes                                               2,771          1,671
Provision for income taxes                                               1,136            669
                                                                    ----------     ----------

Net income                                                          $    1,635     $    1,002
                                                                    ==========     ==========
Per share data:
   Earnings per share:
     Basic                                                          $     0.27     $     0.15
     Diluted                                                              0.26           0.15

   Weighted average common shares outstanding:
     Basic                                                           6,139,750      6,551,835
     Diluted                                                         6,181,940      6,680,485


See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                           Accumulated
                                                                              Other                    Total
                                    Common     Capital       Retained     Comprehensive  Treasury   Shareholders'  Comprehensive
                                     Stock     Surplus       Earnings          Loss       Stock        Equity      Income (Loss)
                                    ------     -------       --------     -------------  --------   -------------  -------------
Balance December 31, 1999            $  66     $42,373        $10,482        $  (754)    $(4,176)     $  47,991
Net income                               -           -          1,635              -           -          1,635       $  1,635
Change in net unrealized losses
   on available-for-sale
   securities                            -           -              -            (89)          -            (89)           (89)
                                                                                                                      --------
Comprehensive income                     -           -              -              -           -              -       $  1,546
                                                                                                                      ========
Repurchase of common stock               -           -              -              -      (1,439)
Dividends                                -           -           (311)             -           -           (311)
                                     -----     -------        -------        -------     -------      ---------
Balance March 31, 2000               $  66     $42,373        $11,806        $  (843)    $(5,615)     $  47,787
                                     =====     =======        =======        =======     =======      =========

Reclassification adjustments:
   Unrealized losses on
     available-for-sale
     securities                                                              $   (89)
   Less:
     Reclassification adjustment
       for gains realized included
       in net income                                                               -
                                                                             -------
   Net unrealized losses on
     available-for-sale securities                                           $   (89)
                                                                             =======

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     -----------------------------
                                                                                       2000                 1999
                                                                                     --------             --------
                                                                                            (In thousands)
OPERATING ACTIVITIES:
   Net income                                                                        $  1,635             $  1,002
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                                    644                  873
         Provision for loan losses                                                        715                  562
         Net realized gains on securities available-for-sale                              (36)                   -
         Other changes in assets and liabilities:
            Accrued interest receivable and other assets                                 (605)                 577
            Accrued expenses and other liabilities                                      1,141                 (128)
                                                                                     --------             --------
            Cash provided by operating activities                                       3,494                2,886
                                                                                     --------             --------

INVESTING ACTIVITIES:
   Proceeds from maturities of securities held-to-maturity                              5,562                1,188
   Proceeds from maturities of securities available-for-sale                              678                9,659
   Proceeds from sales of securities available-for-sale                                   137                    -
   Purchase of investment securities available-for-sale                                (6,535)             (12,281)
   Loans made to customers, net of repayments                                         (50,654)             (24,874)
   Purchase of bank-owned life insurance                                              (15,037)                   -
   Additions to premises and equipment                                                   (280)                (266)
                                                                                     --------             --------
            Cash used in investing activities                                         (66,129)             (26,574)
                                                                                     --------             --------

FINANCING ACTIVITIES:
   Net increase in deposits                                                            55,914               30,273
   Net decrease in short-term borrowings                                               (1,410)              (6,503)
   Proceeds from issuance of common stock                                                   -                  128
   Repurchase of common stock                                                          (1,439)                   -
   Payment of dividends                                                                  (311)                  (3)
                                                                                     --------             --------
            Cash provided by financing activities                                      52,754               23,895
                                                                                     --------             --------

   Net (decrease) increase in cash and cash equivalents                                (9,881)                 207
   Cash and cash equivalents, beginning of period                                      26,769               17,123
                                                                                     --------             --------
   Cash and cash equivalents, end of period                                          $ 16,888             $ 17,330
                                                                                     ========             ========


See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and our subsidiaries:
Allegiant Bank and Edge Mortgage Services, Inc. ("Edge"). The results of operations of Edge are included through March 19, 1999, the date Edge was sold to a former officer of Allegiant. The sale had no material effect on our consolidated financial statements. The terms "Allegiant," "company," "we" and "our" as used in this report refer to Allegiant Bancorp, Inc. and our subsidiaries as a consolidated entity, except where it is made clear that it means only the parent holding company. Also, sometimes we refer to our bank subsidiary as the "bank."

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Comprehensive Income

     During the first quarter of 2000 and 1999, total comprehensive income amounted to $1.55 million and $830,000, respectively.

Trust Preferred Securities

     In August 1999, we completed a public offering of 1,500,000 9.875% Cumulative Trust Preferred Securities. The Trust Preferred Securities were issued by our subsidiary, Allegiant Capital Trust I, a Delaware statutory business trust. The Trust Preferred Securities have a liquidation amount of $10 per security and represent preferred undivided interests in the assets of the Trust which consist solely of the debentures described below, and payments in respect thereof.

     The Trust utilized the proceeds from the sale of the trust preferred securities to purchase at par approximately $15.0 million aggregate principal amount of 9.875% junior subordinated debentures issued by us. The junior subordinated debentures bear interest at the rate of 9.875% per annum, payable quarterly, and mature in August 2029, subject to earlier repayment at our option at a date no earlier than August 2004. In addition, we may redeem the junior subordinated debentures prior to such date within 90 days after: the occurrence of certain tax events; the Trust being deemed to be an investment company; or there being an adverse change in the treatment of the trust preferred securities as Tier 1 capital for bank regulatory purposes. We have the right to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarters, but not beyond their stated maturity date. During any period of interest deferral, we may not declare or pay cash dividends on, or redeem our capital stock or repay any debt securities which rank junior to the junior subordinated debentures.

     We used the proceeds from the sale of the junior subordinated debentures, after payment of expenses of approximately $1.0 million, to infuse approximately $8.0 million of capital into the bank and to repay approximately $2.5 million of corporate indebtedness, including $2.0 million which was used to repurchase shares of our common stock. The balance of the proceeds are being used for general corporate purchases, including possible future repurchases of our common stock.

Common Stock Repurchase

     In July 1999, we repurchased 233,219 shares of our common stock in a privately negotiated transaction. The aggregate purchase price was $2.3 million, which was funded by a $2.0 million borrowing under our revolving line of credit and by cash on hand. We repaid the revolving line of credit in August 1999 with the proceeds of our trust preferred securities offering and we also prepaid $500,000 of our term loan with such proceeds.

     On September 15, 1999, we announced a share repurchase program of up to 5% of our outstanding common stock, or approximately 319,000 shares. We intend to utilize shares repurchased under the program to meet obligations under our stock option plans and other stock based plans while minimizing dilution of shareholders. By March 31, 2000, we had purchased all 319,000 shares authorized under the repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of Allegiant and our subsidiaries. These forward-looking statements involve certain risks and uncertainties. For example, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, we accept the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but we may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds in a timely manner, as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous smaller borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the business of banking is highly regulated, decisions of governmental authorities, such as the rate of deposit insurance, can have a major effect on operating results. All of these uncertainties, as well as others, are present in a banking operation and shareholders are cautioned that management's view of the future on which it prices our products, evaluates collateral, sets loan reserves and estimates costs of operation and regulation may prove to be other than anticipated.

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

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2000 was $1.6 million, a 64% increase over the $1.0 million earned for the first quarter of 1999. Basic earnings per share were $0.27 for the first quarter of 2000 compared to $0.15 for the first quarter of 1999.
Diluted earnings per share increased 73% to $0.26 for the first quarter of 2000 compared to $0.15 for the first quarter of 1999. The annualized return on average assets for the first quarter of 2000 was 0.87% and represented a 32% improvement over the 0.66% annualized return on average assets reported for the first quarter of 1999. The return on average equity on an annualized basis was 14% for the first quarter of 2000 compared to 8% for the first quarter of 1999.

     We have utilized the purchase method of accounting to reflect our business combinations. The purchase method results in the recording of goodwill that is amortized as a non-cash charge to operating expenses. Goodwill amortization included as an operating expense totaled $237,000 for the three months ended March 31, 2000 and $250,000 for the first quarter of 1999. Cash net income, which adjusts earnings to exclude goodwill amortization, was $1.87 million and $1.25 million for the quarters ended March 31, 2000 and 1999, respectively. Basic cash earnings per share increased 63% to $0.31 in the first quarter of 2000 compared to $0.19 in the first quarter of 1999. Diluted cash earnings per share increased 58% to $0.30 in the recently completed quarter compared to $0.19 in the 1999 period.

     Total assets at March 31, 2000 increased to $783.9 million from $728.5 million at December 31, 1999. Asset growth during the period was primarily in loans which before allowance for loan losses, increased $50.6 million, or 8.2%. Deposit balances increased $55.9 million, or 10.2%, during the first quarter of 2000. Certificates of deposit increased $49.0 million representing the majority of the net deposit growth during the quarter. This growth was a result of certificate of deposit promotions during the first quarter of 2000. Non-interest bearing deposits also increased $11.3 million during the first three months of 2000, while NOW accounts decreased $4.0 million.

     Net Interest Income. Net interest income for the three months ended March 31, 2000 was $7.2 million, a 22.8% increase compared to the $5.8 million reported for the first quarter of 1999. This $1.3 million increase was attributable to a 34 basis point increase in the yield on earning assets and an increase of $138.6 million in average earning assets. The $3.6 million increase in interest income was partially offset by a $2.3 million increase in interest expense. The increase in interest expense was the result of a $132.0 million increase in average interest bearing liabilities and an increase of 42 basis points in the average interest rate paid between the periods.

     Net interest margin for the first quarter of 2000 decreased 9 basis points compared to the first quarter of 1999. The earning assets yield increased 34 basis points while the overall interest rate paid on interest bearing deposits increased 42 basis points. The net interest spread decreased 8 basis points comparing the first quarter 2000 to the first quarter 1999.

     Interest expense on deposits increased $1.6 million due to a $97.0 million increase in average interest bearing deposits and due to an increase in the rate paid on deposits from 4.75% in the first quarter of 1999 to 5.06% for the comparable period in 2000. The increase in interest expense on deposits consisted primarily of a $1.2 million increase in interest expense on certificates of deposit and a $365,000 increase in interest expense on money market and NOW accounts. The average balance in certificates of deposit increased by $79.3 million from the first quarter of 1999 compared to the first quarter of 2000 and average money market and NOW accounts increased $19.5 million. We continue to build our deposit base while maintaining our focus on personal service.

     Interest expense on other interest bearing liabilities increased $725,000 in the first quarter of 2000 compared to the first quarter of 1999. We issued $17.2 million of trust preferred securities in August 1999 and the interest expense in the first quarter of 2000 on these securities totaled $443,000 which accounted for the majority of the increase in interest expense on other liabilities. Average short- and long-term borrowings also increased $17.7 million in the first three months of 2000 compared to the year earlier quarter. The average rate on short-term borrowings increased 3 basis points while the rate paid on long-term borrowings increased 22 basis points in the first quarter of 2000 compared to the first quarter of 1999.

     The following table sets forth the condensed average balance sheets for the periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

           DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES
                                                                           Three Months Ended March 31,
                                              ------------------------------------------------------------------------------------
                                                                2000                                         1999
                                              ---------------------------------------      ---------------------------------------
                                               Average      Int.Earned/        Yield/       Average      Int.Earned/        Yield/
                                               Balance         Paid             Rate        Balance         Paid             Rate
                                              --------      -----------        ------      --------      -----------        ------
                                                                      (Dollars in thousands)
Assets:
Interest earning assets:
Loans<F1>                                     $642,405        $14,598           9.14%      $507,830        $11,074           8.84%
Taxable investment securities                   58,656            908           6.22         51,217            755           5.90
Non-taxable investment securities<F2>            2,290             28           4.91          1,416             17           4.87
Federal funds sold and overnight
   investments                                   2,481             35           5.70          6,807             79           4.71
                                              --------        -------                      --------        -------
      Total interest earning assets            705,832         15,569           8.87        567,270         11,925           8.53
                                              --------        -------                      --------        -------


Non-interest earning assets:
Cash and due from banks                         14,004                                       15,476
Premises and equipment                           9,841                                       10,967
Other assets                                    27,909                                       23,667
Allowance for loan losses                       (8,535)                                      (6,325)
                                              --------                                     --------
      Total assets                            $749,051                                     $611,055
                                              ========                                     ========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market/NOW accounts                     $174,514        $ 1,895           4.37%      $155,055        $ 1,530           4.00%
Savings deposits                                13,081             68           2.09         14,877             79           2.15
Certificates of deposit                        247,249          3,437           5.59        192,664          2,575           5.42
Certificates of deposit over $100,000           55,510            727           5.27         33,474            399           4.83
IRA certificates                                21,376            317           5.96         18,669            273           5.93
                                              --------        -------                      --------        -------
      Total interest bearing deposits          511,730          6,444           5.06        414,739          4,856           4.75
                                              --------        -------                      --------        -------

Federal funds purchased, repurchase
   agreements and other short-term
   borrowings                                   80,703          1,064           5.30         51,936            639           4.99
Other borrowings                                29,267            450           6.19         40,275            593           5.97
Guaranteed preferred beneficial
   interest in subordinated debentures          17,250            443          10.32              -              -              -
                                              --------        -------                      --------        -------
      Total interest bearing liabilities       638,950          8,401           5.29        506,950          6,088           4.87
                                              --------        -------                      --------        -------

Non-interest bearing liabilities and
   equity:
Demand deposits                                 57,389                                       51,796
Other liabilities                                4,434                                        3,996
Shareholders' equity                            48,278                                       48,313
                                              --------                                     --------

      Total liabilities and shareholders'
        equity                                $749,051                                     $611,055
                                              ========                                     ========
   Net interest income                                        $ 7,168                                      $ 5,837
                                                              =======                                      =======
Net interest spread                                                             3.58%                                        3.66%
Net interest margin                                                             4.08%                                        4.17%

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

                                        RATE/VOLUME ANALYSIS
                                                                    Quarter Ended March 31, 2000
                                                                          Compared to the
                                                                    Quarter Ended March 31, 1999
                                                               --------------------------------------
                                                               Volume          Rate        Net Change
                                                               ------         ------       ----------
                                                                          (In thousands)
Interest earned on:
Loans                                                          $3,126         $  399         $3,525
Taxable investment securities                                     111             41            152
Non-taxable investment securities                                  11              -             11
Federal funds sold and overnight investments                      (58)            14            (44)
                                                               ------         ------         ------
      Total interest income                                     3,190            454          3,644
                                                               ------         ------         ------

Interest paid on:
Money market/NOW accounts                                         210            155            365
Savings deposits                                                   (8)            (3)           (11)
Certificates of deposit                                           777             85            862
Certificates of deposit over $100,000                             289             39            328
IRA certificates                                                   43              1             44
Federal funds purchased, repurchase
   agreements and other short-term
   borrowings                                                     382             43            425
Other borrowings                                                 (165)            22           (143)
Guaranteed preferred beneficial interest
   in subordinated debentures                                     443              -            443
                                                               ------         ------         ------
      Total interest expense                                    1,971            342          2,313
                                                               ------         ------         ------

      Net interest income                                      $1,219         $  112         $1,331
                                                               ======         ======         ======

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

   Other Income. Other income decreased $5,000 from the first quarter of 1999 and totaled $1.25 million for the three months ended March 31, 2000.

   Service charge income for the three-month period ended March 31, 2000 increased $270,000 or 62%, compared to the first quarter of 1999. This increase was attributable to an increased deposit base and our focus on revenue enhancement programs. Operating lease income decreased $277,000 for the quarter ended March 31, 2000 from $295,000 for the comparable period in 1999. The small decrease was related to management's decision to decrease production of operating leases during the latter half of 1998.

   For the quarter ended March 31, 2000 mortgage banking revenue was $53,000 compared to $35,300 for the quarter ended March 31, 1999. The change was the result of a general slow down in mortgage refinancings and the March 1999 sale of Edge Mortgage, our former subsidiary.

   Other Expenses. For the three months ended March 31, 2000 compared to the first quarter of 1999, other expenses increased $73,000, or 1.5%, to $4.9 million from $4.9 million. The modest increase in other expenses was a direct result of our effort to control operating costs and was accomplished with one additional branch opened during the first quarter of 2000 compared to the first quarter of 1999.

   Salaries and employee benefits increased 2.7% to $2.5 million for the three months ended March 31, 2000 compared to $2.5 million for the three months ended March 31, 1999. We had 215 full-time equivalent employees at March 31, 2000 compared to 228 full-time equivalent employees at March 31, 1999. Total annualized cost per full-time equivalent employee was $46,697 for the three months ended March 31, 2000 compared to $42,895 for the corresponding period of 1999.

   Expenses associated with premises and equipment increased slightly for the three-month period ended March 31, 2000 compared to the first quarter of 1999, with occupancy expense increasing $20,000 and furniture and equipment increasing $20,000.

   Operating lease depreciation decreased by $10,000 to $205,000 for the three months ended March 31, 2000 from $215,000 for the three months ended March 31, 1999. This decrease also was reflective of our decision to decrease production of operating leases in the latter half of 1998.

   Our efficiency ratio was 59% for the quarter ended March 31, 2000 compared to 69% for the first quarter of 1999. This improvement reflected our commitment to improving our overall efficiency by continuing to emphasize revenue growth while maintaining control over our operating costs.

   Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities at the time of purchase into one of these two categories. At March 31, 2000, held-to-maturity securities amounted to $6.1 million representing those securities we intended to hold to maturity. Securities designated as available-for-sale totaled $54.7 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

   For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At March 31, 2000, the securities portfolio totaled $60.9 million, an increase of $57,000 from December 31, 1999. We maintain a conventional short-term laddered portfolio investment strategy to provide adequate liquidity while minimizing interest rate risk.

   The carrying values of the securities portfolio at the dates indicated were as follows:

                                    INVESTMENT SECURITIES PORTFOLIO
                                                             March 31,     December 31,    March 31,
                                                               2000            1999           1999
                                                             ---------     ------------    ---------
                                                                          (In thousands)
U.S. government and agency securities                         $38,338        $39,024        $39,424
State and municipal securities                                  4,741          4,794          1,346
Mortgage-backed securities                                      9,772          9,397         10,792
Federal Home Loan Bank stock                                    7,124          7,124          3,574
Other securities                                                  879            458            791
                                                              -------        -------        -------
Total investment securities                                   $60,854        $60,797        $55,927
                                                              =======        =======        =======

     Loans. Loans historically have been the primary component of earning assets. At March 31, 2000, loans totaled $665.8 million, an increase of 8.2% from year-end 1999. Substantially all of these loans were originated in our market area. At March 31, 2000, we had no foreign loans and only a minimal amount of participations purchased.

     Multi-family and commercial real estate mortgage loans showed the largest increase of $28.3 million, or 12.0% during the first quarter of 2000. The increase in these loans reflected our efforts to grow our commercial loan portfolio, including loans originated by our expanded commercial lending staff. The second largest increase in loans involved real estate construction loans, which increased $10.0 million, or 15.4%. The increase was primarily due to loans made to home builders. As a result of this emphasis, real estate construction loans comprised 11.3% of the loan portfolio at March 31, 2000 compared to 10.6% at December 31, 1999. Multi-family and commercial real estate mortgage loans comprised 39.6% of the portfolio at March 31, 2000 versus 38.2% at year-end 1999.

     The following table summarizes the composition of our loan portfolio at the dates indicated:

                                                   LENDING AND CREDIT MANAGEMENT
                                                       March 31,                   December 31,                   March 31,
                                                         2000                          1999                         1999
                                              -------------------------     -------------------------     ------------------------
                                                               Percent                       Percent                      Percent
                                               Amount          of Total      Amount          of Total      Amount         of Total
                                              --------         --------     --------         --------     --------        --------
                                                                             (Dollars in thousands)
Commercial, financial,
   agricultural, municipal and
   industrial development                     $149,326          22.43%      $150,259          24.42%      $129,523         24.89%
Real estate - construction                      75,315          11.31         65,310          10.62         46,717          8.98
Real estate - mortgage
   One- to four-family residential             154,149          23.15        161,264          22.96        117,894         22.66
   Multi-family and commercial                 263,459          39.57        235,158          38.22        205,192         39.44
Consumer and other                              24,550           3.69         24,152           3.93         21,749          4.18
Less unearned income                              (977)         (0.15)          (952)         (0.15)          (769)        (0.15)
                                              --------         ------       --------         ------       --------        ------
      Total loans<F1>                         $665,822         100.00%      $615,191         100.00%      $520,306        100.00%
                                              ========         ======       ========         ======       ========        ======

------------
<F1> We had no outstanding foreign loans at the dates reported.

     Asset Quality. Non-performing assets consist of the following: nonaccrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; and loans past due 90 days or more as to principal or interest and other real estate owned. Non-performing assets increased to $1.4 million at March 31, 2000 compared to $1.0 million at December 31, 1999. At March 31, 2000, non-performing assets represented 0.18% of total assets compared to 0.14% at December 31, 1999. Non-accrual loans totaled $688,000 at March 31, 2000 compared to $606,000 at December 31, 1999.

     We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the bank's internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses.

     The following table summarizes, at the date presented, non-performing assets by category:

                  RISK ELEMENTS - NON-ACCURAL, PAST DUE AND RESTRUCTURED LOANS
                                                              March 31,   December 31,      March 31,
                                                                2000          1999            1999
                                                              ---------   ------------      ---------
                                                                     (Dollars in thousands)
Commercial, financial, agricultural,
   municipal and industrial development:
      Past due 90 days or more                                $   110      $       -        $     -
      Non-accrual                                                 441            379            394
      Restructured terms                                            -              -              -

Real estate - construction
      Past due 90 days or more                                      -              -              -
      Non-accrual                                                   -              -              -
      Restructured terms                                            -              -              -

Real estate - mortgage
   One- to four-family residential
      Past due 90 days or more                                     16             22            396
      Non-accrual                                                 189            178            849
      Restructured terms                                            -              -              -
   Multi-family and commercial
      Past due 90 days or more                                    210              -              -
      Non-accrual                                                   -              -            241
      Restructured terms                                            -              -              -

Consumer and other, net of unearned
   income:
      Past due 90 days or more                                      3              -              -
      Non-accrual                                                  59             49             30
      Restructured terms                                            -              -              -
                                                              -------      ---------        -------

Total non-performing loans                                      1,028            628          1,910

Other real estate                                                 418            402              -
                                                              -------      ---------        -------

Total non-performing assets                                   $ 1,446      $   1,030        $ 1,910
                                                              =======      =========        =======

Ratios:
      Non-performing loans to total loans outstanding            0.22%          0.10%          0.37%
      Non-performing assets to total assets                      0.18           0.14           0.31
      Non-performing loans to shareholders' equity               2.15           1.31           3.89
      Allowance for loan losses to total loans                   1.35           1.35           1.30
      Allowance for loan losses to non-performing loans        622.89       1,324.20         354.24

     Allowance for Loan Losses. The provision for loan losses was $715,000 during the first three months of 2000 compared to $562,000 for the first quarter of 1999. Net charge-offs were $24,000 for the three months ended March 31, 2000 compared to $238,000 for the first quarter of 1999. Net charge-offs for the first three months of 2000 represented less than 0.01% of average loans, compared to 0.05% of average loans for the first three months of 1999.

     The allowance for loan losses increased to $9.0 million at March 31, 2000 compared to $6.8 million at March 31, 1999. As a percentage of loans outstanding, the allowance represented 1.35% of loans at March 31, 2000, 1.35% at December 31, 1999 and 1.30% at March 31, 1999.

     The higher expense provision and the higher allowance percentage were the result of the change in the composition of the loan portfolio and the shift in our lending focus to higher yielding commercial relationships. This shift, while providing higher earnings potential, does entail greater risk than traditional residential mortgage loans. Additional weight has been given to the increased risks associated with the commercial real estate portfolio. Specific allowances have been increased on certain commercial real estate loans based on individual revenues of these borrowers and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us. The specific review of these commercial real estate loans resulted in the increase in the percentage of allowances allocated to this loan category.

     The allowance for loan losses is provided at a level considered adequate to provide for potential losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio and evaluation of potential problem loans identified based on existing circumstances known to management. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be very high and that our allowance is adequate to absorb potential losses inherent in the portfolio at March 31, 2000.

     The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

               SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                               Three Months Ended
                                                                    March 31,
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
                                                              (Dollars in thousands)
Allowance for loan losses
   (beginning of period)                                     $  8,315       $  6,442
Loans charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                        (19)          (132)
   Real estate - construction                                       -              -
   Real estate - mortgage
      One- to four-family residential                             (10)           (69)
      Multi-family and commercial                                   -              -
   Consumer and other                                              (6)           (39)
                                                             --------       --------
Total loans charged off                                           (35)          (240)
                                                             --------       --------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                          7              -
   Real estate - construction                                       -              -
   Real estate - mortgage
      One- to four-family residential                               -              1
      Multi-family and commercial                                   -              -
   Consumer and other                                               5              2
                                                             --------       --------
Total recoveries                                                   12              3
                                                             --------       --------

Net loans charged off                                             (23)          (237)
                                                             --------       --------
Provision for loan losses                                         715            562
                                                             --------       --------
Allowance for loan losses (end of period)                    $  9,007       $  6,767
                                                             ========       ========
Loans outstanding:
   Average                                                   $642,405       $507,830
   End of period                                              665,822        520,305

Ratios:
   Net charge-offs to average loans outstanding                  0.01%          0.05%
   Net charge-offs to provision for loan losses                  3.36          42.35
   Provision for loan losses to average loans outstanding        0.11           0.11
   Allowance for loan loss to total loans outstanding            1.35           1.30

     Deposits. Total deposits increased $55.9 million, or 10.2%, during the first quarter of 2000. The increase in deposits consisted primarily of a $49.0 million increase in certificates of deposit. Much of this growth was the result of certificate of deposit promotions during the first quarter of 2000. Non-interest bearing deposits increased by $11.3 million, or 21.9%, to $63.2 million at March 31, 2000. We have been successful in expanding our deposit base while maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.

     The following table summarizes deposits as of the dates indicated:


                                                  DEPOSIT LIABILITY COMPOSITION
                                                      March 31,                   December 31,                    March 31,
                                                        2000                          1999                          1999
                                              -----------------------       -----------------------       -----------------------
                                                              Percent                       Percent                       Percent
                                               Amount         of Total       Amount         of Total       Amount         of Total
                                              --------        --------      --------        --------      --------        --------
                                                                             (Dollars in thousands)
Demand deposits                               $ 63,174          10.45%      $ 51,845           9.45%      $ 51,627          10.73%
NOW accounts                                    20,477           3.39         24,492           4.47         17,422           3.62
Money market accounts                          160,022          26.48        160,701          29.30        153,350          31.88
Savings deposits                                13,338           2.20         13,052           2.38         15,031           3.12
Certificates of deposit                        266,104          44.03        229,700          41.88        191,740          39.86
Certificates of deposit
   over $100,000                                57,524           9.52         47,550           8.67         33,033           6.87
IRA certificates                                23,741           3.93         21,126           3.85         18,835           3.92
                                              --------         ------       --------         ------       --------         ------
      Total deposits                          $604,380         100.00%      $548,466         100.00%      $481,038         100.00%
                                              ========         ======       ========         ======       ========         ======

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

     Liquidity Management. Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During the three months ended March 31, 2000 and the year ended December 31, 1999, both of these elements contributed to developing and maintaining long-term liquidity. Our capital position has been maintained through earnings retention and raising of capital. See "- Capital Resources."

     Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings, as well as serves as a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to enter into repurchase agreements using those securities.

     We anticipate continued loan demand in our market area as banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $90.4 million secured credit facility with the Federal Home Loan Bank, of which $79.7 million and $80.2 million were outstanding at March 31, 2000 and December 31, 1999, respectively.

     Average short-term borrowings increased $28.7 million during the first quarter of 2000 while average long-term borrowings decreased $11.0 million. The net increase in borrowings reflected our strategy of utilizing Federal Home Loan Bank borrowings to fund loan growth while continuing to systematically build our deposit base. We anticipate similar use of the Federal Home Loan Bank facility in the foreseeable future.

     We experienced net growth in assets of 7.6% during the first three months of 2000, while deposits increased 10.2% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity in view of expected future needs.

     Capital Resources. Total shareholders' equity was $47.8 million at March 31, 2000, compared to $48.0 million at year-end 1999. The increase in total equity as the result of earnings retention was offset by the $1.4 million in treasury stock purchased and dividends paid of $311,000 during the quarter. By March 31, 2000, we had repurchased a total of 554,715 shares of our common stock at a cost of $5.6 million. The shares repurchased included 235,715 shares in a privately negotiated transaction and all of the 319,000 shares approved in September 1999 under the repurchase program.

     Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. The principal amount of our term loan was $13.2 million as of March 31, 2000, and matures in November 2001. Allegiant Bank also utilizes its borrowing capacity with the Federal Home Loan Bank.

     During 1999 we purchased brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At March 31, 2000, we had $45.0 million outstanding which matures on various dates through May 15, 2000. We may use brokered deposits in the future as a source of liquidity.

     In August 1999, our wholly-owned subsidiary, Allegiant Capital Trust I, a Delaware statutory business trust, issued $17.2 million of trust preferred securities. Allegiant Capital Trust invested all the proceeds from the sale of the trust preferred securities in our junior subordinated debentures. We used a portion of the net proceeds of $16.2 million from the sale of the junior subordinated debentures to infuse $8.0 million of capital into Allegiant Bank and to repay approximately $2.5 million of corporate indebtedness consisting of $2.0 million under a revolving line of credit and a $0.5 million principal repayment on term debt. We are using the balance of the proceeds for general corporate purposes, including possible future repurchase of our common stock.

     Dividends paid during the first quarter of 2000 were $0.055 per share, an increase of 10% compared to the $0.05 per share paid in April 1999 for the first quarter of 1999. Our dividend payout ratio was 19% in the first quarter of 2000.

     We also analyze our capital and the capital position of our bank in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors, including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of March 31, 2000, we and our subsidiaries met all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

     As of March 31, 2000, December 31, 1999 and March 31, 1999,
Allegiant's and Allegiant Bank's capital ratios were as follows:

                                            March 31, 2000              December 31, 1999              March 31, 1999
                                      --------------------------   ---------------------------   ---------------------------
                                      Allegiant   Allegiant Bank   Allegiant    Allegiant Bank   Allegiant    Allegiant Bank
                                      ---------   --------------   ---------    --------------   ---------    --------------
Total capital
   (to risk-weighted assets)            9.92%         11.46%         10.23%         11.52%          8.49%         10.63%
Tier 1 capital
   (to risk-weighted assets)            8.50          10.20           8.80          10.27           7.24           9.38
Tier 1 capital
   (to average assets)                  7.22           8.67           7.47           8.89           6.14           7.81

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:  See Exhibit Index attached hereto.

        b)  Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.

                                ALLEGIANT BANCORP, INC. (Registrant)



May 10, 2000                By: /s/ Thomas A. Daiber
                                ---------------------------------------
                                Thomas A. Daiber, Senior Vice President
                                and Chief Financial Officer

                           EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
   11.1        Computation of Earnings Per Share
   27          Financial Data Schedule for the three months ended March
                 31, 2000