Form 10-Q
period 2000-06-30
ALLEGIANT BANCORP INC
filed 2000-08-08
CIK 852642

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q


        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended               JUNE 30, 2000
                               ---------------------------------------------


Commission file number                      0-26350
                       -----------------------------------------------------


                          ALLEGIANT BANCORP, INC.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              MISSOURI                              43-1519382
-----------------------------------  ---------------------------------------
    (State or other jurisdiction       (I.R.S. Employer Identification No.)
        of incorporation or
           organization)

                              2122 KRATKY ROAD
                         ST. LOUIS, MISSOURI 63114
----------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (314) 692-8200
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/x/  Yes     / /  No


                                                Number of shares
           Title of class               outstanding as of August 1, 2000
-----------------------------------   --------------------------------------
   Common stock, $0.01 par value                    6,072,587

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                   INDEX
                                                                                Page

PART I.   FINANCIAL INFORMATION                                                    1
   ITEM 1.  FINANCIAL STATEMENTS                                                   1
      CONSOLIDATED BALANCE SHEETS - JUNE 30, 2000 AND 1999 (UNAUDITED)
         AND DECEMBER 31, 1999                                                     1
      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS
         AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999                               2
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) - SIX
         MONTHS ENDED JUNE 30, 2000                                                3
      CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) - SIX MONTHS
         ENDED JUNE 30, 2000                                                       4
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                         5
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS                                                           7
      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
         AND INTEREST RATES - THREE MONTHS ENDED JUNE 30, 2000                    10
      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
         AND INTEREST RATES - SIX MONTHS ENDED JUNE 30, 2000                      11
      RATE/VOLUME ANALYSIS - QUARTER AND SIX MONTHS ENDED
         JUNE 30, 2000 AND 1999                                                   12
      SECURITIES PORTFOLIO                                                        14
      LENDING AND CREDIT MANAGEMENT                                               15
      RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS                16
      SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION                     18
      DEPOSIT LIABILITY COMPOSITION - JUNE 30, 2000 AND 1999,
         AND DECEMBER 31, 1999                                                    19
      LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES                                  20
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            22

PART II.  OTHER INFORMATION                                                       22
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   22
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      23
      SIGNATURES                                                                  24
      EXHIBIT INDEX                                                               25
      COMPUTATION OF EARNINGS PER SHARE                                           26

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,                      June 30,
                                                                                           2000       December 31,       1999
                                                                                       (Unaudited)        1999       (Unaudited)
                                                                                       -----------    ------------   -----------
                                                                                   (Dollars in thousands, except per share amounts)
ASSETS:
Cash and due from banks                                                                 $ 22,042       $ 16,842       $ 11,012
Federal funds sold and overnight investments                                                 320          9,927              4
Investment securities:
   Available-for-sale (at estimated market value)                                         54,394         49,129         46,264
   Held-to-maturity (estimated market value of
      $6,399, $11,284 and $10,349, respectively)                                           6,574         11,668         10,310
Loans, net of allowance for loan losses of
   $9,580, $8,315 and $7,085, respectively                                               694,185        606,876        536,542
Premises and equipment                                                                     9,809          9,896         10,707
Accrued interest and other assets                                                         28,609         12,430         11,127
Cost in excess of fair value and net assets acquired                                      11,249         11,724         12,200
                                                                                        --------       --------       --------
      Total assets                                                                      $827,182       $728,492       $638,166
                                                                                        ========       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing                                                                 $ 65,925       $ 51,845       $ 49,997
   Interest bearing                                                                      510,958        449,071        406,587
   Certificates of deposit of $100,000 or more                                            62,523         47,550         33,232
                                                                                        --------       --------       --------
Total deposits                                                                           639,406        548,466        489,816
                                                                                        --------       --------       --------
Short-term borrowings                                                                     86,490         75,861         58,664
Long-term debt                                                                            30,860         35,860         37,275
Guaranteed preferred beneficial interest in
   subordinated debentures                                                                17,250         17,250              -
Accrued expenses and other liabilities                                                     4,084          3,064          2,460
                                                                                        --------       --------       --------
      Total liabilities                                                                  778,090        680,501        588,215
                                                                                        --------       --------       --------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized
      20,000,000 shares; issued and outstanding
      6,072,587 shares, 6,208,102 shares and
      6,611,160 shares, respectively                                                          66             66             66
   Capital surplus                                                                        42,373         42,373         42,324
   Retained earnings                                                                      13,058         10,482          8,064
   Accumulated other comprehensive loss                                                     (790)          (754)          (503)
   Treasury stock, at cost, 554,775 shares,
      419,260 shares and 0 shares, respectively                                           (5,615)        (4,176)             -
                                                                                        --------       --------       --------
   Total shareholders' equity                                                             49,092         47,991         49,951
                                                                                        --------       --------       --------
      Total liabilities and shareholders' equity                                        $827,182       $728,492       $638,166
                                                                                        ========       ========       ========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED))

                                                                          Three Months Ended            Six Months Ended
                                                                                June 30,                      June 30,
                                                                       -------------------------     -------------------------
                                                                          2000           1999           2000           1999
                                                                       ----------     ----------     ----------     ----------
                                                                            (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans                                          $   16,085     $   11,470     $   30,683     $   22,543
   Investment securities                                                      938            815          1,874          1,588
   Federal funds sold and overnight investments                                 6             23             41            102
                                                                       ----------     ----------     ----------     ----------
Total interest income                                                      17,029         12,308         32,598         24,233
                                                                       ----------     ----------     ----------     ----------

Interest expense:
   Interest on deposits                                                     7,233          4,938         13,677          9,794
   Interest on short-term borrowings                                        1,462            647          2,526          1,286
   Interest on long-term debt                                                 407            565            857          1,158
   Interest on guaranteed preferred beneficial
      interest in subordinated debentures                                     442              -            885              -
                                                                       ----------     ----------     ----------     ----------
Total interest expense                                                      9,544          6,150         17,945         12,238
                                                                       ----------     ----------     ----------     ----------

Net interest income                                                         7,485          6,158         14,653         11,995
Provision for loan losses                                                     850            450          1,565          1,012
                                                                       ----------     ----------     ----------     ----------
Net interest income after provision
   for loan losses                                                          6,635          5,708         13,088         10,983
                                                                       ----------     ----------     ----------     ----------

Other income:
   Service charges and other fees                                             336            161            564            309
   Net gain on sale of securities                                             137              -            173              -
   Other income                                                             1,138          1,027          2,123          2,133
                                                                       ----------     ----------     ----------     ----------
Total other income                                                          1,611          1,188          2,860          2,442
                                                                       ----------     ----------     ----------     ----------

Other expenses:
   Salaries and employee benefits                                           2,868          2,401          5,379          4,846
   Occupancy and furniture and equipment                                      700            741          1,604          1,508
   Other operating expenses                                                 2,008          1,512          3,523          3,158
                                                                       ----------     ----------     ----------     ----------
Total other expenses                                                        5,576          4,654         10,506          9,512
                                                                       ----------     ----------     ----------     ----------

Income before income taxes                                                  2,670          2,242          5,442          3,913
Provision for income taxes                                                  1,084            897          2,221          1,566
                                                                       ----------     ----------     ----------     ----------

Net income                                                             $    1,586     $    1,345     $    3,221     $    2,347
                                                                       ==========     ==========     ==========     ==========

Per share data:
   Net Income
      Basic                                                            $     0.26     $     0.20     $     0.53     $     0.36
      Diluted                                                                0.26           0.20           0.52           0.35

   Weighted average common shares outstanding:
      Basic                                                             6,072,588      6,581,451      6,106,169      6,566,643
      Diluted                                                           6,094,261      6,625,764      6,138,101      6,653,125



See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                Accumulated
                                                                   Other                       Total
                                    Common  Capital  Retained  Comprehensive    Treasury   Shareholders'  Comprehensive
                                    Stock   Surplus  Earnings      Loss           Stock       Equity      Income (Loss)
                                    ------  -------  --------  -------------    --------   -------------  -------------
                                                                 (In thousands)
Balance December 31, 1999           $  66   $42,373   $10,482     $  (754)       $(4,176)    $47,991
Net income                              -         -     3,221           -              -       3,221         $3,221
Change in net unrealized losses
  on available-for-sale securities      -         -         -         (36)             -         (36)           (36)
                                                                                                             ------
Comprehensive income                    -         -         -           -              -           -         $3,185
                                                                                                             ======
Repurchase of common stock              -         -         -           -         (1,439)     (1,439)
Dividends                               -         -      (645)          -              -        (645)
                                    -----   -------   -------     -------        -------     -------
Balance June 30, 2000               $  66   $42,373   $13,058     $  (790)       $(5,615)    $49,092
                                    =====   =======   =======     =======        =======     =======

Reclassification adjustments:
  Unrealized gains on
    available-for-sale securities                                 $   173
  Less:
    Reclassification adjustment for
      gains realized included in
      net income                                                      209
                                                                  -------
  Net unrealized losses on
    available-for-sale securities                                 $   (36)
                                                                  =======


See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                ---------------------------
                                                                                                  2000               1999
                                                                                                ---------          --------
                                                                                                       (In thousands)
OPERATING ACTIVITIES:
   Net income                                                                                   $   3,221          $  2,347
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                                              1,298             1,743
         Provision for loan losses                                                                  1,565             1,012
         Net realized losses on securities available-for-sale                                        (173)                -
         Other changes in assets and liabilities:
            Accrued interest receivable and other assets                                             (911)              230
            Accrued expenses and other liabilities                                                  1,020            (1,127)
                                                                                                ---------          --------
            Cash provided by operating activities                                                   6,020             4,205
                                                                                                ---------          --------

INVESTING ACTIVITIES:
   Proceeds from maturities of securities held-to-maturity                                          5,594             2,648
   Purchase of investment securities held-to-maturity                                                (500)             (918)
   Proceeds from maturities of securities available-for-sale                                        2,590            11,859
   Proceeds from sales of securities available-for-sale                                             8,066                 -
   Purchase of investment securities available-for-sale                                           (15,803)          (16,306)
   Loans made to customers, net of repayments                                                     (88,874)          (48,327)
   Purchase of bank-owned life insurance                                                          (15,249)                -
   Additions to premises and equipment                                                               (736)             (525)
                                                                                                ---------          --------
            Cash used in investing activities                                                    (104,912)          (51,569)
                                                                                                ---------          --------

FINANCING ACTIVITIES:
   Net increase in deposits                                                                        90,940            39,050
   Net increase in short-term borrowings                                                              629             5,122
   Net increase (decrease) of long-term debt                                                        5,000            (3,000)
   Proceeds from issuance of common stock                                                               -               417
   Repurchase of common stock                                                                      (1,439)                -
   Payment of dividends                                                                              (645)             (331)
                                                                                                ---------          --------
            Cash provided by financing activities                                                  94,485            41,258
                                                                                                ---------          --------

   Net decrease in cash and cash equivalents                                                       (4,407)           (6,106)
   Cash and cash equivalents, beginning of period                                                  26,769            17,123
                                                                                                ---------          --------
   Cash and cash equivalents, end of period                                                     $  22,362          $ 11,017
                                                                                                =========          ========


See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and its subsidiaries:
Allegiant Bank and Edge Mortgage Services, Inc. ("Edge"). The results of operations of Edge are included through March 19, 1999, the date Edge was sold to a former officer of our company. The sale had no material effect on the consolidated financial statements of our company. The terms "Allegiant," "company," "we" and "our" as used in this report refer to Allegiant Bancorp, Inc. and our subsidiaries as a consolidated entity, except where it is made clear that it means only Allegiant. Also, sometimes we refer to our bank subsidiary as the "bank."

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Comprehensive Income

     During the second quarter of 2000 and 1999, total comprehensive income amounted to $1.6 million and $931,000, respectively. Year-to-date total comprehensive income for the first half of 2000 and 1999 was $3.2 million and $1.8 million, respectively.

Trust Preferred Securities

     In August 1999, we completed a public offering of 1,725,000 9.875% Cumulative Trust Preferred Securities. The Trust Preferred Securities were issued by our subsidiary, Allegiant Capital Trust I, a Delaware statutory business trust. The Trust Preferred Securities have a liquidation amount of $10 per security and represent preferred undivided interests in the assets of the Trust which consist solely of the debentures described below, and payments in respect thereof.

     Allegiant Capital Trust utilized the proceeds from the sale of the trust preferred securities to purchase at par approximately $17.3 million aggregate principal amount of 9.875% junior subordinated debentures issued by us. The junior subordinated debentures bear interest at the rate of 9.875% per annum, payable quarterly, and mature in August 2029, subject to earlier repayment at our option at a date no earlier than August 2004. In addition, we may redeem the junior subordinated debentures prior to such date within 90 days after the occurrence of certain tax events; the trust being deemed to be an investment company; or if there is an adverse change in the treatment of the trust preferred securities as Tier 1 capital for bank regulatory purposes. We have the right to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarters, but not beyond their stated maturity date. During any period of interest deferral, we may not declare or pay cash dividends on, or redeem our capital stock or repay any debt securities which rank junior to the junior subordinated debentures.

     We used a portion of the proceeds from the sale of the junior subordinated debentures, after payment of expenses of approximately $1.0 million, to infuse approximately $8.0 million of capital into the bank and to repay approximately $2.5 million of corporate indebtedness, including $2.0 million which was used to repurchase shares of our common stock. The balance of the proceeds is being used for general corporate purposes, including possible future repurchases of our common stock.

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

     On September 15, 1999, we announced a share repurchase program of up to 5%, or approximately 319,000 shares of our common stock. We intend to utilize shares repurchased under the plan to meet obligations under our stock option plans and other stock based plans while minimizing dilution of shareholders. By March 31, 2000, we had purchased all 319,000 shares authorized under the repurchase program.

Subsequent Events

     On July 26, 2000, we signed a definitive agreement to acquire Equality Bancorp, Inc. Equality Bancorp, Inc. is the parent company of Equality Savings Bank, a Missouri state-chartered savings bank headquartered in St. Louis with seven locations (including a facility in Fenton that has not yet been opened), primarily in the Southern half of the greater St. Louis, Missouri metropolitan area. The acquisition, which is subject to shareholder and regulatory approval, is expected to close in the second half of this year. Under the terms of the agreement, we will exchange a total of approximately 2.7 million shares of our common stock for all of the outstanding common stock of Equality Bancorp. Subject to adjustment in certain circumstances, each share of Equality Bancorp is to be exchanged for 1.118 shares of our common stock.

     Equality Bancorp reported assets of $329.0 million at June 30, 2000. Following the merger, we expect to have consolidated total assets exceeding $1.1 billion, more than $800.0 million of both loans and deposits and total equity and loan loss allowance in excess of $100.0 million. Equality Bancorp recently entered into a memorandum of understanding with its banking regulators, but we do not believe that the issues raised therein will have a material adverse effect on the combined company after the acquisition is complete.

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

     Net interest income is dependent on the amounts and yields of interest earning assets compared to the amounts and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and our asset/liability management procedures in managing those changes. The provision for loan losses is dependent on changes in the size and composition of the loan portfolio, management's assessment of the collectibility of the loan portfolio and loss experience, as well as economic and market factors.

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

RESULTS OF OPERATIONS

     Net income for the three months ended June 30, 2000 was $1.6 million, an 18% increase over the $1.3 million earned for the second quarter of 1999. Basic and diluted earnings per share increased 30% to $0.26 for the second quarter of 2000 compared to $0.20 for the second quarter of 1999. The annualized return on average assets for the second quarter of 2000 was 0.79% compared to 0.86% reported for the second quarter of 1999. The return on average equity on an annualized basis was 13% for the second quarter of 2000 compared to 11% for the second quarter of 1999.

     Net income for the six-month period ended June 30, 2000 was $3.2 million, a 37% increase over the $2.3 million earned for the six-month period ended June 30, 1999. Basic earnings per share increased 47% to $0.53 from $0.36, and diluted earnings per share increased 49% to $0.52 from $0.35 in the respective six-month periods. The annualized return on average assets was 0.83% and the annualized return on average equity was 13% for the six months ended June 30, 2000. This compares to, on an annualized basis, a return on average assets of 0.77% and a return on average equity of 10% for the corresponding period in 1999.

     We have utilized the purchase method of accounting to reflect our business combinations. The purchase method results in the recording of goodwill that is amortized as a non-cash charge included in operating expenses. Goodwill amortization included as an operating expense totaled $237,000 and $475,000, respectively, for the three and six months ended June 30, 2000 and $250,000 and $501,000, respectively, for the three and six months ended June 30, 1999. Cash net income, which adjusts earnings to exclude goodwill amortization, was $1.8 million and $3.7 million, respectively, for the three and six months ended June 30, 2000 and $1.6 million and $2.8 million, respectively, for the three and six months ended June 30, 1999, respectively. Diluted cash earnings per share increased 25% to $0.30 in the second quarter of 2000 compared to $0.24 in the second quarter of 1999. Diluted cash earnings per share increased 40% to $0.60 for the six months ended June 30, 2000 compared to $0.43 in the 1999 period.

     Total assets at June 30, 2000 increased to $827.2 million from $728.5 million at December 31, 1999. Asset growth during the period was primarily in loans which, before the allowance for loan losses, increased $88.6 million, or 14%. Deposit balances increased $90.9 million, or 17%, during the first six months of 2000. Certificates of deposit increased $90.7 million representing the majority of the net deposit growth during the period. This growth was a result of certificate of deposit promotions during the first six months of 2000. Non-interest bearing deposits also increased $14.1 million during the first six months of 2000, while NOW accounts decreased $6.6 million and money market accounts decreased $7.4 million during the period.

     Net Interest Income. Net interest income for the three months ended June 30, 2000 was $7.5 million, a 22% increase compared to $6.2 million reported for the second quarter of 1999. This $1.3 million increase was attributable to an increase of $163.7 million in average earning assets and a 71 basis point increase in the yield on earning assets. The $4.7 million increase in interest income was partially offset by a $3.4 million increase in interest expense. The increase in interest expense was the result of a $167.6 million increase in average interest bearing liabilities and an increase of 84 basis points in the average interest rate paid between the periods.

     Net interest margin for the second quarter of 2000 decreased 20 basis points compared to the second quarter of 1999. The earning assets yield increased 71 basis points while the overall interest rate paid on interest bearing deposits increased 84 basis points. The net interest spread decreased 12 basis points in the second quarter of 2000 compared to the second quarter of 1999.

     Interest expense on deposits increased $2.3 million due to a $115.0 million increase in average interest bearing deposits and due to an increase in the rate paid on deposits from 4.57% in the second quarter of 1999 to 5.30% for the comparable period in 2000. The increase in interest expense on deposits consisted primarily of a $2.1 million increase in interest expense on certificates of deposit and a $207,000 increase in interest expense on money market and NOW accounts. The average balance of certificates of deposit increased by $118.0 million from the second quarter of 2000 compared to the second quarter of 1999 and average money market and NOW accounts decreased $1.2 million. We have continued to build our deposit base while maintaining our focus on personal service. The growth in certificates of deposit was the result of special promotions of these products during the first half of 2000.

     Interest expense on other interest bearing liabilities increased $1.1 million in the second quarter of 2000 compared to the same quarter of 1999. We issued $17.2 million of trust preferred securities in August 1999 and the interest expense in the second quarter of 2000 on these securities totaled $442,000. Average short- and long-term borrowings also increased $35 million in the second quarter of 2000 compared to the second quarter of the prior year. The average rate on short-term borrowings increased 93 basis points, while the rate paid on long-term borrowings in the second quarter of 2000 compared to the second quarter of 1999 increased 34 basis points.

     Net interest income for the six months ended June 30, 2000 was $17.9 million, a 47% increase compared to the $12.2 million reported for the corresponding period in 1999. This $5.7 million increase was attributable to an increase of $151.1 million in average earning assets and a 54 basis point increase in the yield on earning assets. The $8.4 million increase in interest income was partially offset by a $5.7 million increase in interest expense. The increase in interest expense was the result of a $149.8 million increase in average interest bearing liabilities and an increase of 64 basis points in the average interest rate paid.

     Net interest margin for the first six months of 2000 decreased 14 basis points compared to the corresponding period in 1999. The earning assets yield increased 54 basis points while the overall interest rate paid on interest bearing deposits increased 54 basis points. The net interest spread decreased 10 basis points comparing the first six months of 2000 to the first six months of 1999.

     The following tables set forth the condensed average balance sheets for the periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

               DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                      Three Months Ended June 30,
                                           ------------------------------------------------------------------------------------
                                                            2000                                         1999
                                           ---------------------------------------      ---------------------------------------
                                            Average      Int.Earned/        Yield/      Average       Int.Earned/        Yield/
                                            Balance         Paid             Rate       Balance          Paid             Rate
                                           --------      -----------        ------      --------      -----------        ------
Assets:                                                                   (Dollars in thousands)
Interest earning assets:
Loans<F1>                                  $691,452        $16,085           9.36%      $529,146        $11,471           8.70%
Taxable investment securities                55,250            882           6.42         54,588            793           5.81
Non-taxable investment securities<F2>         3,940             56           5.72          1,750             21           4.80
Federal funds sold and overnight
   investments                                  350              6           6.89          1,851             23           4.98
                                           --------        -------                      --------        -------
      Total interest earning assets         750,992         17,029           9.12        587,335         12,308           8.41
                                           --------        -------                      --------        -------

Non-interest earning assets:
Cash and due from banks                      15,751                                       11,365
Premises and equipment                        9,878                                       10,867
Other assets                                 39,722                                       20,834
Allowance for loan losses                    (9,230)                                      (6,874)
                                           --------                                     --------
      Total assets                         $807,113                                     $623,527
                                           ========                                     ========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market and NOW accounts              $178,399        $ 2,015           4.54%      $179,635        $ 1,808           4.04%
Savings deposits                             13,219             69           2.10         14,942             80           2.15
Certificates of deposit                     277,543          4,036           5.85        190,086          2,431           5.13
Certificates of deposit over $100,000        55,338            738           5.36         29,525            347           4.71
IRA certificates                             24,305            375           6.21         19,567            272           5.58
                                           --------        -------                      --------        -------
      Total interest bearing deposits       548,804          7,233           5.30        433,755          4,938           4.57
                                           --------        -------                      --------        -------

Federal funds purchased, repurchase
   agreements and other short-term
   borrowings                                99,068          1,462           5.94         51,760            647           5.01
Other borrowings                             25,915            407           6.32         37,879            565           5.98
Guaranteed preferred beneficial
   interest in subordinated debentures       17,250            442          10.31              -              -              -
                                           --------        -------                      --------        -------
      Total interest bearing liabilities    691,037          9,544           5.55        523,394          6,150           4.71
                                           --------        -------                      --------        -------

Non-interest bearing liabilities and
   equity:
Demand deposits                              62,629                                       49,786
Other liabilities                             4,568                                          654
Shareholders' equity                         48,879                                       49,693
                                           --------                                     --------
      Total liabilities and shareholders'
         equity                            $807,113                                     $623,527
                                           ========                                     ========
   Net interest income                                     $ 7,485                                      $ 6,158
                                                           =======                                      =======

Net interest spread                                                          3.57%                                        3.69%
Net interest margin                                                          4.01                                         4.21

-----------------
<F1> Average balances include non-accrual loans.
<F2> Presented at actual yield rather than tax-equivalent yield.

               DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                          Six Months Ended June 30,
                                           ------------------------------------------------------------------------------------
                                                             2000                                         1999
                                           ---------------------------------------      ---------------------------------------
                                           Average       Int.Earned/        Yield/      Average       Int.Earned/        Yield/
                                           Balance          Paid             Rate       Balance          Paid             Rate
                                           --------      -----------        ------      --------      -----------        ------
Assets:                                                                    (Dollars in thousands)
Interest earning assets:
Loans<F1>                                  $666,929        $30,683           9.25%      $518,547        $22,545           8.77%
Taxable investment securities                56,953          1,790           6.32         52,912          1,548           5.85
Non-taxable investment securities<F2>         3,115             84           5.42          1,583             38           4.80
Federal funds sold and overnight
   investments                                1,415             41           5.83          4,316            102           4.77
                                           --------        -------                      --------        -------
      Total interest earning assets         728,412         32,598           9.00        577,358         24,233           8.46
                                           --------        -------                      --------        -------

Non-interest earning assets:
Cash and due from banks                      14,877                                       13,409
Premises and equipment                        9,859                                       10,917
Other assets                                 33,543                                       22,243
Allowance for loan losses                    (8,883)                                      (6,601)
                                           --------                                     --------
      Total assets                         $777,808                                     $617,326
                                           ========                                     ========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market and NOW accounts              $176,456        $ 3,911           4.46%      $167,413        $ 3,339           4.02%
Savings deposits                             13,150            137           2.10         14,910            159           2.15
Certificates of deposit                     262,396          7,473           5.73        191,368          5,005           5.27
Certificates of deposit over $100,000        55,424          1,465           5.32         31,488            746           4.78
IRA certificates                             22,841            691           6.08         19,121            545           5.75
                                           --------        -------                      --------        -------
      Total interest bearing deposits       530,267         13,677           5.19        424,300          9,794           4.65
                                           --------        -------                      --------        -------

Federal funds purchased, repurchase
   agreements and other short-term
   borrowings                                89,886          2,526           5.65         51,847          1,286           5.00
Other borrowings                             27,591            857           6.25         39,070          1,158           5.98
Guaranteed preferred beneficial
   interest in subordinated debentures       17,250            885          10.32              -              -              -
                                           --------        -------                      --------        -------
      Total interest bearing liabilities    664,994         17,945           5.43        515,217         12,238           4.79
                                           --------        -------                      --------        -------

Non-interest bearing liabilities and
   equity:
Demand deposits                              60,009                                       50,786
Other liabilities                             4,380                                        2,316
Shareholders' equity                         48,425                                       49,007
                                           --------                                     --------
      Total liabilities and shareholders'
         equity                            $777,808                                     $617,326
                                           ========                                     ========
   Net interest income                                     $14,653                                      $11,995
                                                           =======                                      =======

Net interest spread                                                          3.57%                                        3.67%
Net interest margin                                                          4.05                                         4.19

----------------
<F1> Average balances include non-accrual loans.
<F2> Presented at actual yield rather than tax-equivalent yield.

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

                                                        RATE/VOLUME ANALYSIS

                                                 Quarter Ended June 30, 2000                 Six Months Ended June 30, 2000
                                                       Compared to the                               Compared to the
                                                 Quarter Ended June 30, 1999                 Six Months Ended June 30, 1999
                                             ------------------------------------         ------------------------------------
                                                                            Net                                          Net
                                             Volume          Rate          Change         Volume          Rate          Change
                                             ------         ------         ------         ------         ------         ------
                                                                            (In thousands)
Interest earned on:
Loans                                        $3,700         $  914         $4,614         $6,832         $1,360         $8,138
Taxable investment securities                     9             80             89            118            124            242
Non-taxable securities                           31              4             35             42              4             46
Federal funds sold and
   other investments                            (22)             5            (17)           (80)            19            (61)
                                             ------         ------         ------         ------         ------         ------
Total interest income                         3,718          1,003          4,721          6,912          1,453          8,365
                                             ------         ------         ------         ------         ------         ------

Interest paid on:
Money market and
   NOW accounts                                 (14)           221            207            189            383            572
Savings deposits                                 (9)            (2)           (11)           (18)            (4)           (22)
Certificates of deposit                       1,230            375          1,605          1,994            474          2,468
Certificates of deposit
   over $100,000                                339             52            391            626             93            719
IRA certificates                                 70             33            103            113             33            146
Federal funds purchased and
   other short-term borrowings                  678            137            815          1,054            186          1,240
Long-term borrowings                           (188)            30           (158)          (351)            50           (301)
Guaranteed preferred beneficial
   interests in subordinated
   debentures                                   442              -            442            885              -            885
                                             ------         ------         ------         ------         ------         ------
Total interest expense                        2,548            846          3,394          4,492          1,215          5,707
                                             ------         ------         ------         ------         ------         ------

Net interest income                          $1,170         $  157         $1,327         $2,420         $  238         $2,658
                                             ======         ======         ======         ======         ======         ======

Note:   The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

     Other Income. Other income increased $423,000, or 36%, to $1.6 million for the three months ended June 30, 2000 compared to the second quarter of 1999. Service charge income for the three-month period ended June 30, 2000 increased $175,000, or 109%, compared to the second quarter of 1999. Overdraft fee income for the three-month period ended June 30, 2000 increased $134,000, or 57%, compared to the second quarter of 1999. The increases in these two categories were attributable to an increased deposit base and our focus on revenue enhancement programs.
In March 2000, we made an investment in bank-owned life insurance that resulted in $213,000 of income for the second quarter of 2000. For the quarter ended June 30, 2000, mortgage banking revenue was $57,000 compared to $278,000 for the quarter ended June 30, 1999. The change was the result of a general slow-down in mortgage refinancings.

     Other income increased by $418,000, or 17%, from $2.4 million to $2.9 million for the six months ended June 30, 1999 and 2000, respectively. The reasons underlying the variations in other income categories discussed above for the three-month periods also were applicable to the year-to-date amounts.

     Other Expenses. For the three months ended June 30, 2000 compared to the second quarter of 1999, other expenses increased $922,000, or 20%, to $5.6 million from $4.7 million. The increase in other expenses includes increased salaries and benefit expense and the costs associated with opening of our new branches in Ballwin and Chesterfield, Missouri.

     Salaries and employee benefits increased 19% to $2.9 million for the three months ended June 30, 2000 compared to $2.4 million for the three months ended June 30, 1999. We had 219 full-time equivalent employees at June 30, 2000 compared to 223 full-time equivalent employees at June 30, 1999. Total annualized cost per full-time equivalent employee was $52,384 for the three months ended June 30, 2000 compared to $43,186 for the corresponding period of 1999.

     Expenses associated with premises and equipment also increased for the quarter ended June 30, 2000 compared to the second quarter of 1999, with occupancy expense increasing $44,000, or 13%, and furniture and equipment increasing $12,000, or 3%. The increases in these expense categories were directly related to additional costs associated with our Ballwin and Chesterfield branches. Advertising and business development expenses increased by $172,000 for the second quarter of 2000 compared to the second quarter of 1999 as we increased our efforts to attract new business.

     Our efficiency ratio was 61% for the quarter ended June 30, 2000 compared to 63% for the second quarter of 1999. This improvement reflected our commitment to improving our overall efficiency by continuing to emphasize revenue growth, while maintaining control over our operating costs as we continue to expand our banking franchise.

     For the six months ended June 30, 2000, other expenses increased $1.0 million, or 11%, to $10.5 million from $9.5 million for the corresponding period in 1999. The variance in expense categories discussed above for the six-month periods also were applicable to the year-to-date amounts. Our efficiency ratio was 60% for the first six months of 2000 compared to 66% for the six months ended June 30, 1999.

     Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities upon purchase into one of these two categories. At June 30, 2000, held-to-maturity securities amounted to $6.6 million, representing those securities we intended to hold to maturity. Securities designated as available-for-sale totaled $54.4 million, representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

     For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At June 30, 2000, the securities portfolio totaled $61.0 million, an increase of $171,000 from December 31, 1999. We maintain a conventional short-term laddered portfolio investment strategy to afford adequate liquidity while minimizing interest rate risk.

     The carrying values of the securities portfolio at the dates indicated were as follows:

                           INVESTMENT SECURITIES PORTFOLIO

                                                  June 30,     December 31,     June 30,
                                                    2000           1999           1999
                                                  --------     ------------     --------
                                                              (In thousands)
U.S. government and agency securities             $38,001        $39,024        $40,392
State and municipal securities                      8,338          4,794          2,224
Mortgage-backed securities                          9,257          9,397          9,889
Federal Home Loan Bank stock                        4,936          7,124          3,574
Other securities                                      436            458            494
                                                  -------        -------        -------
   Total investment securities                    $60,968        $60,797        $56,573
                                                  =======        =======        =======

     Loans. Loans historically have been the primary component of earning assets. At June 30, 2000, loans totaled $703.8 million, an increase of 14% from year-end 1999. Substantially all of these loans were originated in our market area. At June 30, 2000, we had no foreign loans and only a minimal amount of participations purchased.

     Multi-family and commercial real estate mortgage loans increased $31.1 million, or 13%, during the first six months of 2000. The increase in these loans reflects our continued efforts to grow our commercial loan portfolio, including loans originated by our expanded commercial lending staff. The second largest increase in loans involved real estate construction loans, which increased $26.8 million, or 41% at June 30, 2000 as compared to December 31, 1999. The increase was primarily due to loans made to home builders. As a result of this emphasis, real estate construction loans comprised 13% of the loan portfolio at June 30, 2000, compared to 11% at December 31, 1999. Multi-family and commercial real estate mortgage loans comprised 38% of the portfolio at both June 30, 2000 and year-end 1999.

     The following table summarizes the composition of our loan portfolio at the dates indicated:

                                                    LENDING AND CREDIT MANAGEMENT

                                                   June 30,                    December 31,                    June 30,
                                                     2000                          1999                          1999
                                           ------------------------      ------------------------      ------------------------
                                                           Percent                       Percent                       Percent
                                            Amount         of Total       Amount         of Total       Amount         of Total
                                           --------        --------      --------        --------      --------        --------
                                                                          (Dollars in thousands)
Commercial, financial,
   agricultural, municipal and
   industrial development                  $154,699          21.98%      $150,259          24.42%      $138,802          25.53%
Real estate - construction                   92,070          13.08         65,310          10.62         50,508           9.29
Real estate - mortgage
   One- to four-family residential          163,107          23.18        141,264          22.96        117,604          21.63
   Multi-family and commercial              266,219          37.83        235,158          38.22        216,984          39.92
Consumer and other                           28,540           4.06         24,152           3.93         20,460           3.76
Less unearned income                           (870)         (0.12)          (952)         (0.15)           731          (0.13)
                                           --------         ------       --------         ------       --------         ------
      Total loans<F1>                      $703,765         100.00%      $615,191         100.00%      $543,627         100.00%
                                           ========         ======       ========         ======       ========         ======

---------------
<F1> We had no outstanding foreign loans at the dates reported.

     Asset Quality. Non-performing assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; and loans past due 90 days or more as to principal or interest and other real estate owned. Non-performing assets increased to $1.2 million at June 30, 2000 compared to $1.0 million at December 31, 1999. At June 30, 2000, non-performing assets represented 0.15% of total assets compared to 0.14% at December 31, 1999. Non-accrual loans totaled $744,000 at June 30, 2000 compared to $606,000 at December 31, 1999.

     We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the bank's internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses.

     The following table summarizes, at the date presented, non-performing assets by category:

                   RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                             June 30,      December 31,      June 30,
                                                               2000            1999            1999
                                                             --------      ------------      --------
                                                                      (Dollars in thousands)
Commercial, financial, agricultural,
   municipal and industrial development:
      Past due 90 days or more                               $      -       $      -         $  116
      Non-accrual                                                 399            379            483
      Restructured terms                                            -              -              -

Real estate - construction
      Past due 90 days or more                                      -              -              -
      Non-accrual                                                   -              -              -
      Restructured terms                                            -              -              -

Real estate - mortgage
   One- to four-family residential
      Past due 90 days or more                                     81             22             51
      Non-accrual                                                 113            178            146
      Restructured terms                                            -              -              -
   Multi-family and commercial
      Past due 90 days or more                                      -              -              -
      Non-accrual                                                   -              -             18
      Restructured terms                                            -              -              -

Consumer and other, net of unearned
   income:
      Past due 90 days or more                                      4              -              -
      Non-accrual                                                 232             49             19
      Restructured terms                                            -              -              -
                                                             --------       --------         ------

Total non-performing loans                                        829            628            833

Other real estate                                                 392            402             40
                                                             --------       --------         ------

Total non-performing assets                                  $  1,221       $  1,030         $  873
                                                             ========       ========         ======

Ratios:
      Non-performing loans to total loans outstanding            0.12%          0.10%          0.15%
      Non-performing assets to total assets                      0.15           0.14           0.14
      Non-performing loans to shareholders' equity               1.69           1.31           1.60
      Allowance for loan losses to total loans                   1.36           1.35           1.30
      Allowance for loan losses to non-performing loans      1,155.61       1,324.20         850.54

     Allowance for Loan Losses. The provision for loan losses was $1.6 million during the first six months of 2000 compared to $1.0 million for the first six months of 1999. Net charge-offs were $300,000 for the six months ended June 30, 2000 compared to $369,000 for the first six months of 1999. Net charge-offs for the first six months of 2000 represented 0.05% of average loans, compared to 0.07% of average loans for the first six months of 1999.

     The allowance for loan losses increased to $9.6 million at June 30, 2000 compared to $7.1 million at June 30, 1999. As a percentage of loans outstanding, the allowance represented 1.36% of loans at June 30, 2000, 1.35% at December 31, 1999 and 1.30% at June 30, 1999.

     The higher expense provision and the higher allowance percentage were the result of the continuing change in the composition of the loan portfolio and the shift in our lending focus to higher yielding commercial relationships. This shift, while providing higher earnings potential, does entail greater risk than traditional residential mortgage loans. Additional weight has been given to the increased risks associated with the commercial real estate portfolio. Specific allowances have been increased on certain commercial real estate loans based on individual reviews of these loans and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us. The specific review of these commercial real estate loans resulted in the increase in the percentage of allowances allocated to this loan category.

     The allowance for loan losses is provided at a level considered adequate to provide for potential losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio and the evaluation of potential problem loans identified based on existing circumstances known to management. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be very high and that our allowance was adequate to absorb potential losses inherent in the portfolio at June 30, 2000.

     The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

                     SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               -----------------------
                                                                                 2000           1999
                                                                               --------       --------
                                                                                    (In thousands)
Allowance for loan losses
   (beginning of period)                                                       $  8,315       $  6,442
Loans charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                                         (189)          (243)
   Real estate - construction                                                         -              -
   Real estate - mortgage
      One- to four-family residential                                               (27)          (112)
      Multi-family and commercial                                                     -              -
   Consumer and other                                                              (116)           (71)
                                                                               --------       --------
Total loans charged off                                                            (332)          (426)
                                                                               --------       --------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                                            7              7
   Real estate - construction                                                         -              -
   Real estate - mortgage
      One- to four-family residential                                                12             42
      Multi-family and commercial                                                     -              -
   Consumer and other                                                                13              8
                                                                               --------       --------
Total recoveries                                                                     32             57
                                                                               --------       --------

Net loans charged off                                                              (300)          (369)
                                                                               --------       --------
Provision for loan losses                                                         1,565          1,012
                                                                               --------       --------
Allowance for loan losses (end of period)                                      $  9,580       $  7,085
                                                                               ========       ========
Loans outstanding:
   Average                                                                     $666,929       $518,547
   End of period                                                                703,765        543,628

Ratios:
   Net charge-offs to average loans outstanding                                    0.05%          0.07%
   Net charge-offs to provision for loans losses                                  19.23          36.36
   Provision for loan losses to average loans outstanding                          0.23           0.20
   Allowance for loan loss to total loans outstanding                              1.36           1.30

     Deposits. Total deposits increased $90.9 million, or 17%, during the first six months of 2000. The increase in deposits consisted primarily of a $90.7 million increase in certificates of deposit. Much of this growth was the result of certificate of deposit promotions during the first six months of 2000. Non-interest bearing deposits increased by $14.1 million, or 27%, to $66 million at June 30, 2000 while our NOW and money market accounts decreased by $14.0 million, or 8%, during the first six months of 2000. We have been successful in expanding our deposit base while maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.

     The following table summarizes deposits as of the dates indicated:

                                                 DEPOSIT LIABILITY COMPOSITION

                                                   June 30,                    December 31,                    June 30,
                                                     2000                          1999                          1999
                                           ------------------------      ------------------------      ------------------------
                                                           Percent                       Percent                       Percent
                                            Amount         of Total       Amount         of Total       Amount         of Total
                                           --------        --------      --------        --------      --------        --------
                                                                         (Dollars in thousands)
Demand deposits                            $ 65,925          10.31%      $ 51,845           9.45%      $ 49,997          10.21%
NOW accounts                                 17,831           2.79         24,492           4.47         20,614           4.21
Money market accounts                       153,292          23.97        160,701          29.30        171,535          35.02
Savings deposits                             13,264           2.07         13,052           2.38         14,706           3.00
Certificates of deposit                     302,273          47.28        229,700          41.88        178,379          36.42
Certificates of deposit
   over $100,000                             62,523           9.78         47,550           8.67         33,232           6.78
IRA certificates                             24,298           3.80         21,126           3.85         21,353           4.36
                                           --------         ------       --------         ------       --------         ------
      Total deposits                       $639,406         100.00%      $548,466         100.00%      $489,816         100.00%
                                           ========         ======       ========         ======       ========         ======

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

     Liquidity Management. Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base.
The growth of the deposit base is internally generated through product pricing and product development. During the first six months of 2000 and the year ended December 31, 1999, both of these elements contributed to developing and maintaining long-term liquidity. Our capital position has been maintained through earnings retention and raising of capital. See "- Capital Resources."

     Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings, as well as being a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to enter into repurchase agreements using those securities.

     We anticipate continued loan demand in our market areas as banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $99.0 million secured credit facility with the Federal Home Loan Bank, of which $89.2 million and $80.4 million were outstanding at June 30, 2000 and December 31, 1999, respectively.

     Average short-term borrowings increased $38.0 million during the first six months of 2000 while average long term borrowings decreased $11.5 million. The net increase in borrowings reflected our strategy of utilizing Federal Home Loan Bank borrowings to fund loan growth while continuing to systematically build our deposit base. We anticipate similar use of the Federal Home Loan Bank facility in the foreseeable future.

     We experienced net growth in assets of 14% during the first six months of 2000, while deposits increased 17% during the same period. We continue to emphasize growth in stable core deposits and utilized the Federal Home Loan Bank, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost-effectiveness. We closely monitor our level of liquidity to meet expected future needs.

     Capital Resources. Total shareholders' equity was $49.1 million at June 30, 2000, compared to $48.0 million at year-end 1999. The increase in total equity was the result of earnings retention, partially offset by treasury stock purchased and dividends paid.

     By March 31, 2000, we had completed our previously announced share repurchase program and had repurchased a total of 554,715 shares of our common stock at a cost of $5.6 million. The shares repurchased included 235,715 shares in a privately negotiated transaction and all of the 319,000 shares approved in September 1999 under the repurchase program.

     Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. Allegiant Bank also utilizes its borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $13.2 million as of June 30, 2000, and matures in November 2001.

     During 1999 we purchased brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At June 30, 2000, we had $54.0 million outstanding which matures on various dates through December 1, 2000. We may use brokered deposits in the future as a source of liquidity.

     In August 1999, we and our wholly-owned subsidiary, Allegiant Capital Trust I, a Delaware statutory business trust, issued $17.2 million of trust preferred securities. Allegiant Capital Trust invested all the proceeds from the sale of the trust preferred securities in our junior subordinated debentures. We used a portion of the net proceeds of $16.2 million from the sale of the junior subordinated debentures to infuse $8.0 million of capital into Allegiant Bank, to repay approximately $2.5 million of corporate indebtedness consisting of $2.0 million under a revolving line of credit and a $0.5 million principal repayment on term debt. We also are using the proceeds for general corporate purposes, and may use them in the future to repurchase shares of our common stock.

     We also analyze our capital and the capital position of our bank in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors, including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of June 30, 2000, we and our subsidiaries met all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

     As of June 30, 2000, December 31, 1999 and June 30, 1999,
Allegiant's and Allegiant Bank's capital ratios were as follows:

                                                    June 30, 2000              December 31, 1999               June 30, 1999
                                             --------------------------   ---------------------------   ---------------------------
                                             Allegiant   Allegiant Bank   Allegiant    Allegiant Bank   Allegiant    Allegiant Bank
                                             ---------   --------------   ---------    --------------   ---------    --------------
Total capital
   (to risk-weighted assets)                   9.47%         11.00%         10.23%         11.52%          8.37%         10.50%
Tier 1 capital
   (to risk-weighted assets)                   8.12           9.74           8.80          10.27           7.12           9.25
Tier 1 capital
   (to average assets)                         6.93           8.33           7.47           8.89           6.26           8.11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2000 annual meeting of shareholders was held on April 20, 2000. Of 6,121,851 shares issued, outstanding and eligible to be voted at the meeting, holders of 5,213,203 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two matters were submitted to a vote of the security holders at the meeting.

1. ELECTION OF CLASS III DIRECTORS. The first matter submitted was the election of three Class III director nominees to our board of directors, each to continue in office until the year 2003. Our Articles of Incorporation, as amended, allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired. Upon tabulation of the votes cast, it was determined that all three director nominees had been elected. The voting results are set forth below:

      NAME                          FOR                  WITHHELD
      ----                          ---                  --------
      Marvin S. Wool                5,155,931             57,271
      C. Virginia Kirkpatrick       5,132,506             80,697
      Leon A. Felman                5,091,239            121,964

     Because our company has a staggered board, the term of office of the following named Class I and Class II directors, who were not up for election at the 2000 annual meeting, continued after the meeting:

     CLASS I (TO CONTINUE IN OFFICE UNTIL 2001)
     ------------------------------------------
     Kevin R. Farrell
     Jack K. Krause
     Lee S. Wielansky

     CLASS II (TO CONTINUE IN OFFICE UNTIL 2002)
     -------------------------------------------
     Leland B. Curtis
     Shaun R. Hayes
     John L. Weiss

2. ADOPTION OF THE ALLEGIANT BANCORP, INC. 2000 STOCK INCENTIVE PLAN. The second matter, a proposal to adopt the Allegiant Bancorp, Inc. 2000 Stock Incentive Plan, was approved by an affirmative vote of a majority of the shares that were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

                  FOR             AGAINST           ABSTAIN
                  ---             -------           -------

               3,485,219          261,495            58,871

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:  See Exhibit Index attached hereto.

          b)   Reports on Form 8-K:

                    No reports on Form 8-K were filed during the quarter
               ended June 30, 2000. We did file a Form 8-K on August 1, 2000 to report our execution of a definitive agreement to acquire Equality Bancorp, Inc.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.

                                    ALLEGIANT BANCORP, INC. (Registrant)



August 8, 2000                   By: /s/ Thomas A. Daiber
                                    ----------------------------------------
                                    Thomas A. Daiber, Senior Vice President
                                    and Chief Financial Officer

                               EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------

   10.1 Option Agreement, dated as of July 26, 2000, by and between Allegiant Bancorp, Inc. and Equality Bancorp, Inc., filed as Exhibit 1.2 to Allegiant Bancorp, Inc.'s Current Report on Form 8-K dated August 1, 2000, is incorporated herein by reference.

   10.2 Agreement and Plan of Merger, dated as of July 26, 2000, by and among Allegiant Bancorp, Inc., Allegiant Acquisition Corporation and Equality Bancorp, Inc., filed as Exhibit 1.2 to Allegiant Bancorp, Inc.'s Current Report on Form 8-K dated August 1, 2000, is incorporated herein by reference.

   10.3 Form of Voting Agreements, dated July 26, 2000, included as Exhibit B to the Agreement and Plan of Merger, filed as Exhibit 1.2 to Allegiant Bancorp, Inc.'s Current Report on Form 8-K dated August 1, 2000, is incorporated herein by reference.

   11.1           Computation of Earnings Per Share

   27             Financial Data Schedule for the six months ended June
                  30, 2000