Form 10-Q
period 2000-09-30
ALLEGIANT BANCORP INC
filed 2000-11-14
CIK 852642

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended            SEPTEMBER 30, 2000
                               -----------------------------------------


Commission file number                      0-26350
                       -------------------------------------------------


                          ALLEGIANT BANCORP, INC.
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            MISSOURI                              43-1519382
------------------------------      ------------------------------------
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

                                              Number of shares
         Title of class              outstanding as of November 1, 2000
---------------------------------   ------------------------------------
  Common stock, $0.01 par value                  6,223,909

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                       INDEX
                                                                           Page
PART 1.  FINANCIAL INFORMATION                                                1
   ITEM 1. FINANCIAL STATEMENTS                                               1
      CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2000 AND 1999
         (UNAUDITED) AND DECEMBER 31, 1999                                    1
      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS AND
         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                        2
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) -
         NINE MONTHS ENDED SEPTEMBER 30, 2000                                 3
      CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) - NINE MONTHS
         ENDED SEPTEMBER 30, 2000                                             4
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    5
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                                     7
      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS'
         EQUITY AND INTEREST RATES - NINE MONTHS ENDED SEPTEMBER 30, 2000 11 DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS'
         EQUITY AND INTEREST RATES - THREE MONTHS ENDED SEPTEMBER 30, 2000 12 RATE/VOLUME ANALYSIS - QUARTER AND NINE MONTHS ENDED
         SEPTEMBER 30, 2000 AND 1999                                         13
      INVESTMENT SECURITIES PORTFOLIO                                        15
      LENDING AND CREDIT MANAGEMENT                                          16
      RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS           18
      SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION                20
      DEPOSIT LIABILITY COMPOSITION - SEPTEMBER 30, 2000 AND 1999,
         AND DECEMBER 31, 1999                                               21
      LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES                             22
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        24
PART II.  OTHER INFORMATION                                                  24
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  24
      SIGNATURES                                                             25
      EXHIBIT INDEX                                                          26
      COMPUTATION OF EARNINGS PER SHARE                                      27
      FINANCIAL DATA SCHEDULE FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 2000                                                  28

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                       September 30,                  September 30,
                                                           2000        December 31,       1999
                                                        (Unaudited)        1999        (Unaudited)
                                                       -------------   ------------   -------------
                                                     (Dollars in thousands, except per share amounts)
ASSETS:
Cash and due from banks                                   $ 17,422       $ 16,842       $ 11,497
Federal funds sold and overnight investments                15,632          9,927            765
Investment securities:
   Available-for-sale (at estimated market value)           58,365         49,129         47,220
   Held-to-maturity (estimated market value of
      $5,232, $11,284 and $11,869, respectively)             5,410         11,668         11,862
Loans, net of allowance for loan losses of
   $10,013, $8,315 and $7,482, respectively                730,657        606,876        564,551
Premises and equipment                                       9,827          9,896         10,128
Accrued interest and other assets                           27,923         12,430         12,030
Cost in excess of fair value and net assets acquired        11,012         11,724         11,951
                                                          --------       --------       --------
      Total assets                                        $876,248       $728,492       $670,004
                                                          ========       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing                                   $ 68,918       $ 51,845       $ 50,050
   Interest bearing                                        517,690        449,071        434,320
   Certificates of deposit of $100,000 or more              71,100         47,550         27,296
                                                          --------       --------       --------
Total deposits                                             657,708        548,466        511,666
                                                          --------       --------       --------
Short-term borrowings                                      112,529         75,861         52,946
Long-term debt                                              30,859         35,860         37,275
Guaranteed preferred beneficial interest in
   subordinated debentures                                  17,250         17,250         17,250
Accrued expenses and other liabilities                       5,502          3,064          2,236
                                                          --------       --------       --------
      Total liabilities                                    823,848        680,501        621,373
                                                          --------       --------       --------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized
      20,000,000 shares; issued and outstanding
      6,211,348 shares, 6,208,102 shares and
      6,378,955 shares, respectively                            67             66             66
   Capital surplus                                          43,686         42,373         42,355
   Retained earnings                                        14,427         10,482          9,163
   Accumulated other comprehensive loss                       (165)          (754)          (567)
   Treasury stock, at cost, 554,775 shares, 419,260
      shares and 238,915 shares, respectively               (5,615)        (4,176)        (2,386)
                                                          --------       --------       --------
   Total shareholders' equity                               52,400         47,991         48,631
                                                          --------       --------       --------
      Total liabilities and shareholders' equity          $876,248       $728,492       $670,004
                                                          ========       ========       ========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                        -------------------------     -------------------------
                                                           2000           1999           2000           1999
                                                        ----------     ----------     ----------     ----------
                                                            (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans                           $   17,265     $   12,374     $   47,948     $   34,918
   Investment securities                                     1,008            865          2,881          2,452
   Federal funds sold and overnight investments                 31             11             73            112
                                                        ----------     ----------     ----------     ----------
Total interest income                                       18,304         13,250         50,902         37,482
                                                        ----------     ----------     ----------     ----------

Interest expense:
   Interest on deposits                                      8,126          5,099         21,803         14,893
   Interest on short-term borrowings                         1,424            831          3,950          2,118
   Interest on long-term debt                                  491            578          1,349          1,736
   Interest on guaranteed preferred beneficial
      interest in subordinated debentures                      443            290          1,327            290
                                                        ----------     ----------     ----------     ----------
Total interest expense                                      10,484          6,798         28,429         19,037
                                                        ----------     ----------     ----------     ----------

Net interest income                                          7,820          6,452         22,473         18,445
Provision for loan losses                                      735            580          2,300          1,592
                                                        ----------     ----------     ----------     ----------
Net interest income after provision
   for loan losses                                           7,085          5,872         20,173         16,853
                                                        ----------     ----------     ----------     ----------

Other income:
   Service charges and other fees                              356            173            920            482
   Net gain on sale of securities                               32              -            205              -
   Other income                                              1,198          1,034          3,321          3,168
                                                        ----------     ----------     ----------     ----------
Total other income                                           1,586          1,207          4,446          3,650
                                                        ----------     ----------     ----------     ----------

Other expenses:
   Salaries and employee benefits                            2,696          2,470          8,075          7,316
   Occupancy and furniture and equipment                       807            749          2,429          2,257
   Other operating expenses                                  2,291          1,486          5,796          4,643
                                                        ----------     ----------     ----------     ----------
Total other expenses                                         5,794          4,705         16,300         14,216
                                                        ----------     ----------     ----------     ----------

Income before income taxes                                   2,877          2,374          8,319          6,287
Provision for income taxes                                   1,173            945          3,394          2,511
                                                        ----------     ----------     ----------     ----------

Net income                                              $    1,704     $    1,429     $    4,925     $    3,776
                                                        ==========     ==========     ==========     ==========

Per share data:
   Net Income
      Basic                                                  $0.28          $0.22          $0.81          $0.58
      Diluted                                                 0.28           0.22           0.80           0.57

   Weighted average common shares outstanding:
      Basic                                              6,105,124      6,396,462      6,105,821      6,506,916
      Diluted                                            6,124,764      6,433,476      6,133,655      6,579,908

See Notes to Condensed Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                     Accumulated
                                                                                        Other                  Total       Compre-
                                                    Common    Capital    Retained   Comprehensive  Treasury Shareholders'  hensive
                                                     Stock    Surplus    Earnings   Income (Loss)   Stock      Equity      Income
                                                    ------    -------    --------   -------------  -------- -------------  -------
                                                                                    (In thousands)

Balance December 31, 1999                             $66     $42,373     $10,482       $(754)     $(4,176)    $47,991
Net income                                              -           -       4,925           -            -       4,925      $4,925
Change in net unrealized gains
   on available-for-sale securities                     -           -           -         589            -         589         589
Comprehensive income                                    -           -           -           -            -           -      $5,514
Issuance of common stock                                1       1,313           -           -            -       1,314
Repurchase of common stock                              -           -           -           -       (1,439)     (1,439)
Dividends                                               -           -        (980)          -            -        (980)
                                                      ---     -------     -------       -----      -------     -------
Balance September 30, 2000                            $67     $43,686     $14,427       $(165)     $(5,615)    $52,400
                                                      ===     =======     =======       =====      =======     =======

Reclassification adjustments:
   Unrealized gains on
      available-for-sale securities                                                     $ 794
   Less:
      Reclassification adjustment for gains
         realized included in net income                                                  205
                                                                                        -----
   Net unrealized gains on
      available-for-sale securities                                                     $ 589
                                                                                        =====

See Notes to Condensed Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                           ------------------------
                                                                             2000           1999
                                                                           ---------      ---------
                                                                                (In thousands)
OPERATING ACTIVITIES:
   Net income                                                              $   4,925      $   3,776
   Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
         Depreciation and amortization                                         1,949          1,983
         Provision for loan losses                                             2,300          1,592
         Net loss on sale of fixed assets                                        (10)            (3)
         Net realized losses on securities held-to-maturity                       (6)             -
         Net realized losses on securities available-for-sale                   (199)             -
         Other changes in assets and liabilities:
            Accrued interest receivable and other assets                        (346)          (220)
            Accrued expenses and other liabilities                             2,438         (1,351)
                                                                           ---------      ---------
               Cash provided by operating activities                          11,051          5,777
                                                                           =========      =========

INVESTING ACTIVITIES:
   Proceeds from maturities of securities held-to-maturity                     5,594          2,648
   Proceeds from sales of securities held-to-maturity                          1,083              -
   Purchase of investment securities held-to-maturity                           (500)        (3,668)
   Proceeds from maturities of securities available-for-sale                   3,997         13,886
   Proceeds from sales of securities available-for-sale                       13,267              -
   Purchase of investment securities available-for-sale                      (25,395)       (19,388)
   Loans made to customers, net of repayments                               (126,081)       (76,916)
   Purchase of bank-owned life insurance                                     (15,464)             -
   Additions to premises and equipment                                        (1,158)          (353)
                                                                           ---------      ---------
               Cash used in investing activities                            (144,570)       (82,593)
                                                                           ---------      ---------

FINANCING ACTIVITIES:
   Net increase in deposits                                                  109,242         60,900
   Net increase (decrease) in short-term borrowings                           26,668           (596)
   Net increase (decrease) of long-term debt                                   4,999         (3,000)
   Proceeds from issuance of guaranteed preferred
      beneficial interest in subordinated debentures                               -         17,250
   Proceeds from issuance of common stock                                      1,314            449
   Repurchase of common stock                                                 (1,439)        (2,386)
   Payment of dividends                                                         (980)          (662)
                                                                           ---------      ---------
               Cash provided by financing activities                         139,804         71,955
                                                                           ---------      ---------

   Net increase (decrease) in cash and cash equivalents                        6,285         (4,861)
   Cash and cash equivalents, beginning of period                             26,769         17,123
                                                                           ---------      ---------
   Cash and cash equivalents, end of period                                $  33,054      $  12,262
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

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Comprehensive Income

   During the third quarter of 2000 and 1999, total comprehensive income amounted to $2.3 million and $1.4 million, respectively. Year-to-date total comprehensive income for 2000 and 1999, was $5.5 million and $3.1 million, respectively.

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

   We used the proceeds from the sale of the junior subordinated debentures, after payment of expenses of approximately $1.0 million, to infuse approximately $8.0 million of capital into the bank and to repay approximately $2.5 million of corporate indebtedness, including $2.0 million which was used to repurchase shares of our common stock. The balance of the proceeds is being used for general corporate purchases, including possible future repurchases of our common stock.

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

Recent Developments

   On July 26, 2000, we signed a definitive agreement to acquire Equality Bancorp, Inc. Equality Bancorp is the parent company of Equality Savings Bank, a Missouri state-chartered savings bank headquartered in St. Louis with seven locations (including a facility in Fenton that has not yet been opened), primarily in the Southern half of the greater St. Louis, Missouri metropolitan area. The acquisition is expected to close in the fourth quarter of 2000. Under the terms of the agreement, we will exchange a total of approximately 2.7 million shares of our common stock for all of the outstanding common stock of Equality Bancorp. Subject to adjustment in certain circumstances, each share of Equality Bancorp is to be exchanged for 1.118 shares of our common stock.

   Equality Bancorp reported assets of $298.4 million at September
30, 2000. Following the merger, we expect to have consolidated total assets exceeding $1.1 billion, more than $800.0 million of both loans and deposits and total equity and loan loss allowance in excess of $100.0 million. Equality Bancorp recently entered into a memorandum of understanding with its banking regulators, but we do not believe that the issues raised therein will have a material adverse effect on the combined company after the acquisition is complete.

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

   Since the beginning of 1998, we have focused primarily upon improving the profitability of our banking operations. As a result we have reduced the amount of one- to four-family mortgages we hold in our loan portfolio, while increasing the amount of higher yielding commercial loans. We also have hired several seasoned banking professionals with experience in the St. Louis metropolitan area. We have refined our market focus to concentrate exclusively on opportunities in the higher-growth St. Louis metropolitan area and, accordingly, we sold three retail banking offices in northeastern Missouri in December 1998. We also have implemented company-wide cost-control efforts to enhance efficiencies at our entire operations.

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

   On July 26, 2000, we entered into an agreement to acquire Equality Bancorp, Inc., a savings and loan holding company located in St. Louis, and its subsidiary bank, Equality Savings Bank, in exchange for approximately 2.7 million shares of our common stock. The acquisition is expected to close in the fourth quarter of 2000 and will be accounted for under the purchase method of accounting. Subject to adjustment in certain circumstances, each share of Equality Bancorp common stock will be exchanged for 1.118 shares of our common stock.

RESULTS OF OPERATIONS

   Net income for the three months ended September 30, 2000 was $1.7 million, a 21% increase over the $1.4 million earned for the third quarter of 1999. Basic and diluted earnings per share increased 27% to $0.28 for the third quarter of 2000 compared to $0.22 for the third quarter of 1999. The annualized return on average assets for the third quarter of 2000 was 0.81% compared to 0.86% reported for the third quarter of 1999. The return on average equity on an annualized basis was 13% for the third quarter of 2000 compared to 12% for the third quarter of 1999.

   Net income for the nine-month period ended September 30, 2000 was $4.9 million, a 29% increase over the $3.8 million earned for the nine-month period ended September 30, 1999. Basic earnings per share increased 40% to $0.81 from $0.58 and diluted earnings per share also increased 40% to $0.80 from $0.57 in the respective nine-month periods. The annualized return on average assets was 0.82% and the annualized return on average equity was 13% for the nine months ended September 30, 2000. This compares to, on an annualized basis, a return on average assets of 0.80% and a return on average equity of 10% for the corresponding period in 1999.

   We have utilized the purchase method of accounting to reflect our business combinations. The purchase method results in the recording of goodwill that is amortized as a non-cash charge to operating expenses. Goodwill amortization included as an operating expense totaled $237,000 and $712,000, for the three months and nine months ended September 30, 2000, respectively, and $250,000 and $752,000, for the three months and nine months ended September 30, 1999, respectively. Cash net income, which adjusts earnings to exclude goodwill amortization, was $1.9 million and $5.6 million, for the three months and nine months ended September 30, 2000, respectively, and $1.7 million and $4.5 million, for the three months and nine months ended September 30, 1999, respectively. Diluted cash earnings per share increased 23% to $0.32 in the third quarter of 2000 compared to $0.26 in the third quarter of 1999. Diluted cash earnings per share increased 33% to $0.92 for the nine months ended September 30, 2000 compared to $0.69 in the 1999 period.

   Total assets at September 30, 2000 increased to $876.2 million from $728.5 million at December 31, 1999. Asset growth during the period was primarily in loans which, before allowance for loan losses, increased $125.5 million, or 20%. Deposit balances increased $109.2 million, or 20%, during the first nine months of 2000. Certificates of deposit increased $102.6 million representing the majority of the net deposit growth during the period. This growth was a result of certificate of deposit promotions during the first nine months of 2000. Non-interest bearing deposits also increased $17.1 million during the first nine months of 2000 while NOW accounts decreased $5.2 million and money market accounts decreased $3.9 million during the period.

   Net Interest Income. Net interest income for the three months ended September 30, 2000 was $7.8 million, a 18% increase compared to the $6.5 million reported for the third quarter of 1999. This $1.3 million increase was attributable to an increase of $165.8 million in average earning assets and a 79 basis point increase in the yield on earning assets. The $5.0 million increase in interest income was partially offset by a $3.7 million increase in interest expense. The increase in interest expense was the result of a $160.0 million increase in average interest bearing liabilities and an increase of 98 basis points in the average interest rate paid between the periods.

   Net interest margin for the third quarter of 2000 decreased 17 basis points compared to the third quarter of 1999. The earning assets yield increased 79 basis points while the overall interest rate paid on interest bearing deposits increased 98 basis points. The net interest spread decreased 18 basis points comparing the third quarter 2000 to the third quarter 1999.

   Interest expense on deposits increased $3.0 million due to a $131.8 million increase in average interest bearing deposits and due to an increase in the rate paid on deposits from 4.54% in the third quarter of 1999 to 5.60% for the comparable period in 2000. The increase in interest expense on deposits consisted primarily of a $3.0 million increase in interest expense on certificates of deposit and a $72,000 increase in interest expense on money market and NOW accounts. The average balance in certificates of deposit increased by $154.3 million from the third quarter of 2000 compared to the third quarter of 1999 and average money market and NOW accounts decreased $20.5 million in comparing these periods. We continue to build our deposit base while maintaining our focus on personal service. The growth in certificates of deposit has been the result of special promotions of these products during 2000.

   Interest expense on other interest bearing liabilities increased $659,000 in the third quarter of 2000 compared to 1999. We issued $17.2 million of trust preferred securities in August 1999 and the interest expense in the third quarter of 2000 on these securities totaled $443,000 compared to $290,000 in 1999. Average short-term borrowings increased $28.2 million in the third quarter of 2000 compared to the third quarter of 1999. Average long-term borrowings decreased $6.4 million in the third quarter of 2000 compared to the third quarter of 1999. The average rate on short-term borrowings increased 101 basis points while the rate paid on long-term borrowings in the third quarter of 2000 as compared to the third quarter of 1999 increased 18 basis points.

   Net interest income for the nine months ended September 30, 2000 was $22.5 million, a 22% increase compared to the $18.4 million reported for the corresponding period in 1999. This $4.1 million increase was attributable to an increase of $155.9 million in average earning assets and a 63 basis point increase in the yield on earning assets. The $13.4 million increase in interest income was partially offset by a $9.3 million increase in interest expense. The increase in interest expense was the result of a $153.2 million increase in average interest bearing liabilities and an increase of 76 basis points in the average interest rate paid.

   Net interest margin for the first nine months of 2000 decreased 13 basis points compared to the corresponding period in 1999. The earning assets yield increased 63 basis points while the overall interest rate paid on interest bearing deposits increased 72 basis points.

The net interest spread decreased 16 basis points comparing the first nine months of 2000 to the first nine months of 1999.

   The following table sets forth the condensed average balance sheets for the periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

                 DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                        Three Months Ended September 30,
                                                    ---------------------------------------------------------------------
                                                                  2000                                1999
                                                    ---------------------------------   ---------------------------------
                                                    Average    Int.Earned/     Yield/   Average    Int.Earned/     Yield/
                                                    Balance       Paid          Rate    Balance       Paid          Rate
                                                    --------   -----------     ------   --------   -----------     ------
                                                                             (Dollars in thousands)
Assets:
Interest earning assets:
Loans (1)                                           $721,734     $17,265        9.52%   $561,334     $12,374        8.75%
Taxable investment securities                         57,342         929        6.45      56,332         835        5.93
Non-taxable investment securities (2)                  5,263          79        5.97       2,415          30        4.97
Federal funds sold and overnight
   investments                                         2,416          31        5.10         901          11        4.84
                                                    --------     -------                --------     -------
      Total interest earning assets                  786,755      18,304        9.26     620,982      13,250        8.47
                                                    --------     -------                --------     -------

Non-interest earning assets:
Cash and due from banks                               16,339                              11,702
Premises and equipment                                 9,885                              10,304
Other assets                                          39,918                              23,640
Allowance for loan losses                             (9,805)                             (7,223)
                                                    --------                            --------
      Total assets                                  $843,092                            $659,405
                                                    ========                            ========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market and NOW accounts                       $172,822     $ 2,018        4.65%   $193,370     $ 1,946        3.99%
Savings deposits                                      12,466          65        2.07      14,440          77        2.12
Certificates of deposit                              303,191       4,718        6.19     185,922       2,410        5.14
Certificates of deposit over $100,000                 65,136         935        5.71      30,566         366        4.75
IRA certificates                                      24,034         390        6.46      21,562         300        5.52
                                                    --------     -------                --------     -------
      Total interest bearing deposits                577,649       8,126        5.60     445,860       5,099        4.54
                                                    --------     -------                --------     -------

Federal funds purchased, repurchase
   agreements and other short-term
   borrowings                                         93,653       1,424        6.05      65,441         831        5.04
Other borrowings                                      30,860         491        6.33      37,275         578        6.15
Guaranteed preferred beneficial
   interest in subordinated debentures                17,250         443       10.22      10,834         290       10.62
                                                    --------     -------                --------     -------
      Total interest bearing liabilities             719,412      10,484        5.80     559,410       6,798        4.82
                                                    --------     -------                --------     -------

Non-interest bearing liabilities and equity:
Demand deposits                                       67,222                              47,979
Other liabilities                                      5,423                               2,780
Shareholders' equity                                  51,035                              49,236
                                                    --------                            --------
      Total liabilities and shareholders'
         equity                                     $843,092                            $659,405
                                                    ========                            ========
   Net interest income                                           $ 7,820                             $ 6,452
                                                                 =======                             =======

Net interest spread                                                             3.46%                               3.64%
Net interest margin                                                             3.95                                4.12

------------
(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax equivalent yield.

     The following table sets forth the condensed average balance sheets for the periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

                 DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                        Nine Months Ended September 30,
                                                    ---------------------------------------------------------------------
                                                                   2000                               1999
                                                    ---------------------------------   ---------------------------------
                                                    Average    Int.Earned/     Yield/   Average    Int.Earned/     Yield/
                                                    Balance       Paid          Rate    Balance       Paid          Rate
                                                    --------   -----------     ------   -------    -----------     ------
                                                                             (Dollars in thousands)
Assets:
Interest earning assets:
Loans (1)                                           $685,331     $47,948        9.35%   $532,966     $34,918        8.76%
Taxable investment securities                         57,249       2,719        6.34      54,065       2,384        5.88
Non-taxable investment securities (2)                  3,670         162        5.90       1,863          68        4.87
Federal funds sold and overnight
   investments                                         1,751          73        5.57       3,165         112        4.73
                                                    --------     -------                --------     -------
      Total interest earning assets                  748,001      50,902        9.09     592,059      37,482        8.46
                                                    --------     -------                --------     -------

Non-interest earning assets:
Cash and due from banks                               15,368                              12,834
Premises and equipment                                 9,868                              10,710
Other assets                                          35,679                              22,714
Allowance for loan losses                             (9,192)                             (6,810)
                                                    --------                            --------
      Total assets                                  $799,724                            $631,507
                                                    ========                            ========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market and NOW accounts                       $175,236     $ 5,929        4.52%   $176,160     $ 5,284        4.01%
Savings deposits                                      12,920         202        2.09      14,752         236        2.14
Certificates of deposit                              276,094      12,190        5.90     189,533       7,415        5.23
Certificates of deposit over $100,000                 58,685       2,400        5.46      31,177       1,112        4.77
IRA certificates                                      23,242       1,082        6.22      19,944         846        5.67
                                                    --------     -------                --------     -------
      Total interest bearing deposits                546,177      21,803        5.33     431,566      14,893        4.61
                                                    --------     -------                --------     -------

Federal funds purchased, repurchase
   agreements and other short-term
   borrowings                                         91,151       3,950        5.79      56,428       2,118        5.02
Other borrowings                                      28,688       1,349        6.28      38,465       1,736        6.03
Guaranteed preferred beneficial
   interest in subordinated debentures                17,250       1,327       10.28       3,651         290       10.62
                                                    --------     -------                --------     -------
      Total interest bearing liabilities             683,266      28,429        5.56     530,110      19,037        4.80
                                                    --------     -------                --------     -------

Non-interest bearing liabilities and equity:
Demand deposits                                       62,430                              49,840
Other liabilities                                      4,727                               2,473
Shareholders' equity                                  49,301                              49,084
                                                    --------                            --------
      Total liabilities and shareholders'
         equity                                     $799,724                            $631,507
                                                    ========                            ========
   Net interest income                                           $22,473                             $18,445
                                                                 =======                             =======

Net interest spread                                                             3.53%                               3.66%
Net interest margin                                                             4.01                                4.17

------------
(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax equivalent yield.

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

                                                   RATE/VOLUME ANALYSIS

                                                     Quarter Ended September 30, 2000  Nine Months Ended September 30, 2000
                                                               Compared to the                  Compared to the
                                                     Quarter Ended September 30, 1999  Nine Months Ended September 30, 1999
                                                     --------------------------------  ------------------------------------
                                                                                Net                                Net
                                                      Volume       Rate       Change      Volume       Rate      Change
                                                      ------      ------      ------     -------      ------     -------
                                                                                (In thousands)
Interest earned on:
Loans                                                 $3,740      $1,151      $4,891     $10,546      $2,484     $13,030
Taxable investment securities                             16          78          94         144         191         335
Non-taxable securities                                    42           7          49          77          17          94
Federal funds sold and
   other investments                                      20           -          20         (56)         17         (39)
                                                      ------      ------      ------     -------      ------     -------
Total interest income                                  3,718       1,236       5,054      10,711       2,709      13,420
                                                      ------      ------      ------     -------      ------     -------

Interest paid on:
Money market and
   NOW accounts                                         (223)        295          72         (29)        674         645
Savings deposits                                         (10)         (2)        (12)        (28)         (6)        (34)
Certificates of deposit                                1,745         563       2,308       3,729       1,046       4,775
Certificates of deposit
   over $100,000                                         484          85         569       1,106         182       1,288
IRA certificates                                          37          53          90         149          87         236
Federal funds purchased and
   other short-term borrowings                           405         188         593       1,467         365       1,832
Long-term borrowings                                    (102)         15         (87)       (456)         69        (387)
Guaranteed preferred beneficial
   interest in subordinated
   debentures                                            165         (12)        153       1,048         (11)      1,037
                                                      ------      ------      ------     -------      ------     -------
Total interest expense                                 2,501       1,185       3,686       6,986       2,406       9,392
                                                      ------      ------      ------     -------      ------     -------

Net interest income                                   $1,317      $   51      $1,368     $ 3,725      $  303     $ 4,028
                                                      ======      ======      ======     =======      ======     =======

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

   Other Income. Other income increased $379,000, or 31%, to $1.6 million for the three months ended September 30, 2000 compared to the third quarter of 1999. Service charge income for the three-month period ended September 30, 2000 increased $183,000, or 106%, compared to the third quarter of 1999. Overdraft fee income for the three-month period ended September 30, 2000 increased $136,000, or 52%, compared to the third quarter of 1999. The increase in these two categories was attributable to an increased deposit base and our focus on revenue enhancement programs. In March 2000, we made an investment in bank owned life insurance that resulted in $217,000 of income for the third quarter of 2000. For the quarter ended September 30, 2000 mortgage banking revenue was $136,000 compared to $182,000 for the quarter ended September 30, 1999. The change was the result of a general slow down in mortgage refinancings.

   Other income increased by $796,000, or 22%, from $3.7 million to $4.4 million for the nine month periods ended September 30, 1999 and 2000, respectively. The variations in other income categories discussed above for the three-month periods resulted from similar trends for the year-to-date amounts.

   Other Expenses. For the three months ended September 30, 2000 compared to the third quarter of 1999, other expenses increased $1.1 million, or 23%, to $5.8 million from $4.7 million. The increase in other expenses includes increased salaries and benefit expense and the costs associated with our opening of our new branches in Ballwin, Chesterfield and the Jefferson Arms in Downtown St. Louis.

   Salaries and employee benefits increased 9% to $2.7 million for the three months ended September 30, 2000 compared to $2.5 million for the three months ended September 30, 1999. We had 214 full-time equivalent employees at September 30, 2000 compared to 229 full-time equivalent employees at September 30, 1999. Total annualized cost per full-time equivalent employee was $50,311 for the three months ended September 30, 2000 compared to $42,792 for the corresponding period of 1999.

   Expenses associated with premises and equipment also increased for the three-month period ended September 30, 2000 compared to the same period in 1999, with occupancy expense increasing $39,000, or 12%, and furniture and equipment increasing $19,000, or 5%. The increase in these expense categories includes the additional costs associated with our Ballwin and Chesterfield branches. Advertising and business development expenses increased by $226,000 for the third quarter of 2000 compared to the third quarter of 1999 due to increased efforts to promote our company and attract new business.

   Our efficiency ratio was 61.6% for the quarter ended September 30, 2000 compared to 61.4% for the third quarter of 1999. The efficiency ratio remained relatively unchanged even though this year's expenses include the costs associated with the opening of the Chesterfield and Jefferson Arms branches in 2000.

   For the nine months ended September 30, 2000 other expenses increased $2.1 million, or 15%, to $16.3 million from $14.2 million for the corresponding period in 1999. The variance in expense categories discussed above for the three-month periods reflected similar trends for the year-to-date amounts. Our efficiency ratio was 60.6% for the first nine months of 2000 compared to 64.3% for the nine months ended September 30, 1999. This improvement reflected our commitment to improving our overall efficiency by continuing to emphasize revenue growth while maintaining control over our operating costs as we continue to expand our banking franchise.

   Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities upon purchase into one of these two categories. At September 30, 2000, held-to-maturity securities amounted to $5.4 million representing those securities we intended to hold to maturity. Securities designated as available-for-sale totaled $58.4 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

   For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At September 30, 2000, the securities portfolio totaled $63.8 million, an increase of $3.0 million from December 31, 1999. We maintain a traditional short-term laddered portfolio investment strategy to afford adequate liquidity while minimizing interest rate risk.

   The carrying values of the securities portfolio at the dates indicated were as follows:

                            INVESTMENT SECURITIES PORTFOLIO

                                            September 30,   December 31,  September 30,
                                                2000            1999          1999
                                            -------------   ------------  -------------
                                                          (In thousands)

U.S. government and agency securities          $44,242        $39,024        $41,272
State and municipal securities                   8,284          4,794          4,967
Mortgage-backed securities                       5,721          9,397          8,764
Federal Home Loan Bank stock                     4,936          7,124          3,656
Other securities                                   592            458            423
                                               -------        -------        -------
      Total investment securities              $63,775        $60,797        $59,082
                                               =======        =======        =======

   Loans. Loans historically have been the primary component of earning assets. At September 30, 2000, loans totaled $740.7 million, an increase of 20% from year-end 1999. Substantially all of these loans were originated in our market area. At September 30, 2000, we had no foreign loans and only a minimal amount of participations purchased.

   The largest increase in loans involved real estate construction loans, which increased $54.6 million, or 84%. The increase was primarily due to loans made to home builders. As a result of this emphasis, real estate construction loans comprised 16% of the loan portfolio at September 30, 2000, as compared to 11% at December 31, 1999. Multi-family and commercial real estate mortgage loans showed the second largest increase of $52.7 million, or 22% during the first nine months of 2000. The increase in these loans reflected our efforts to grow our commercial loan portfolio, including loans originated by our expanded commercial lending staff. Multi-family and commercial real estate mortgage loans comprised 39% of the portfolio at September 30, 2000 compared to 38% at year-end 1999.

   The following table summarizes the composition of our loan portfolio at the dates indicated:

                                              LENDING AND CREDIT MANAGEMENT

                                                        September 30,           December 31,            September 30,
                                                            2000                    1999                    1999
                                                    ---------------------   ---------------------   ---------------------
                                                                 Percent                 Percent                 Percent
                                                     Amount      of Total    Amount      of Total    Amount      of Total
                                                    --------     --------   --------     --------   --------     --------
                                                                            (Dollars in thousands)
Commercial, financial,
   agricultural, municipal and
   industrial development                           $133,387       18.01%   $150,259       24.42%   $145,667       25.46%
Real estate - construction                           119,898       16.19      65,310       10.62      48,046        8.40
Real estate - mortgage
   One- to four-family residential                   171,904       23.21     141,264       22.96     136,629       23.89
   Multi-family and commercial                       287,845       38.86     235,158       38.22     220,819       38.60
Consumer and other                                    28,481        3.84      24,152        3.93      21,664        3.79
Less unearned income                                    (845)      (0.11)       (952)      (0.15)       (792)      (0.14)
                                                    --------      ------    --------      ------    --------      ------
      Total loans(1)                                $740,670      100.00%   $615,191      100.00%   $572,033      100.00%
                                                    ========      ======    ========      ======    ========      ======

------------
(1) We had no outstanding foreign loans at the dates reported.


   Asset Quality. Non-performing assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; and loans past due 90 days or more as to principal or interest and other real estate owned. Non-performing assets increased to $1.7 million at September 30, 2000 compared to $1.0 million at December 31, 1999. At September 30, 2000, non-performing assets represented 0.22% of total assets compared to 0.14% at December 31, 1999. Non-accrual loans totaled $1.2 million at September 30, 2000 compared to $606,000 at December 31, 1999. The increase in non-performing loans includes a few loans which the bank has identified as potential problems through our ongoing loan review procedures. We do not anticipate any losses which have not already been allocated on these specific loans and we have proactively increased our collection efforts in order to receive repayment in full or to move these loans out of the bank through refinance with another institution.

   We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the bank's internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses.

   The following table summarizes, at the date presented, non-performing assets by category:

                            RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                    September 30,   December 31,   September 30,
                                                                         2000           1999           1999
                                                                    -------------   ------------   -------------
                                                                               (Dollars in thousands)
Commercial, financial, agricultural,
   municipal and industrial development:
      Past due 90 days or more                                         $   274      $       -        $     -
      Non-accrual                                                          683            379            458
      Restructured terms                                                     -              -              -

Real estate - construction
      Past due 90 days or more                                               -              -              -
      Non-accrual                                                          250              -              -
      Restructured terms                                                     -              -              -

Real estate - mortgage
   One- to four-family residential
      Past due 90 days or more                                              63             22            191
      Non-accrual                                                          100            178            209
      Restructured terms                                                     -              -              -
   Multi-family and commercial
      Past due 90 days or more                                              80              -              -
      Non-accrual                                                            -              -            293
      Restructured terms                                                     -              -              -

Consumer and other, net of unearned income:
      Past due 90 days or more                                              15              -              -
      Non-accrual                                                          187             49             41
      Restructured terms                                                     -              -              -
                                                                       -------      ---------        -------

Total non-performing loans                                               1,652            628          1,192

Other real estate                                                          235            402              -
                                                                       -------      ---------        -------

Total non-performing assets                                            $ 1,887      $   1,030        $ 1,192
                                                                       =======      =========        =======

Ratios:
      Non-performing loans to total loans outstanding                     0.22%          0.10%          0.25%
      Non-performing assets to total assets                               0.22           0.14           0.19
      Non-performing loans to shareholders' equity                        3.15           1.31           2.58
      Allowance for loan losses to total loans                            1.35           1.35           1.31
      Allowance for loan losses to non-performing loans                 606.11       1,324.20         498.57

   Allowance for Loan Losses. The provision for loan losses was $1.6 million during the first nine months of 2000 compared to $1.0 million for the first nine months of 1999. Net charge-offs were $301,000 for the nine months ended September 30, 2000 compared to $369,000 for the first nine months of 1999. Net charge-offs for the first nine months of 2000 represented 0.05% of average loans, compared to 0.07% of average loans for the first nine months of 1999.

   The allowance for loan losses increased to $10.0 million at September 30, 2000 compared to $7.5 million at September 30, 1999. As a percentage of loans outstanding, the allowance represented 1.35% of loans at September 30, 2000, 1.35% at December 31, 1999 and 1.31% at September 30, 1999.

   The higher expense provision and the higher allowance percentage were the result of the change in the composition of the loan portfolio and the shift in our lending focus to higher yielding commercial relationships. This shift, while providing higher earnings potential, does entail greater risk than traditional residential mortgage loans. Additional weight has been given to the increased risks associated with the commercial real estate portfolio. Specific allowances have been increased on certain commercial real estate loans based on individual revenues of these loans and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us. The specific review of these commercial real estate loans resulted in the increase in the percentage of allowances allocated to this loan category.

   The allowance for loan losses is provided at a level considered adequate to provide for potential losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio, evaluation of potential problem loans identified based on existing circumstances know to management. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be very high and that our allowance was adequate to absorb potential losses inherent in the portfolio at September 30, 2000.

   The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

                  SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION


                                                                         Nine Months Ended
                                                                           September 30,
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
                                                                           (In thousands)
Allowance for loan losses
   (beginning of period)                                              $  8,315       $  6,442
Loans charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                                (332)          (428)
   Real estate - construction                                              (29)             -
   Real estate - mortgage
      One- to four-family residential                                      (49)          (149)
      Multi-family and commercial                                            -            (23)
   Consumer and other                                                     (232)          (120)
                                                                      --------       --------
Total loans charged off                                                   (642)          (720)
                                                                      --------       --------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
      municipal and industrial development                                   9             63
   Real estate - construction                                                -              -
   Real estate - mortgage
      One- to four-family residential                                       12             95
      Multi-family and commercial                                            -              -
   Consumer and other                                                       19             10
                                                                      --------       --------
Total recoveries                                                            40            168
                                                                      --------       --------

Net loans charged off                                                     (602)          (552)
                                                                      --------       --------
Provision for loan losses                                                2,300          1,592
                                                                      --------       --------
Allowance for loan losses (end of period)                             $ 10,013       $  7,482
                                                                      ========       ========
Loans outstanding:
   Average                                                            $685,331       $532,966
   End of period                                                       740,670        572,033

Ratios:
   Net charge-offs to average loans outstanding                           0.09%          0.10%
   Net charge-offs to provisions for loans losses                        26.17          34.67
   Provision for loan losses to average loans outstanding                 0.34           0.30
   Allowance for loan loss to total loans outstanding                     1.35           1.31

   Deposits. Total deposits increased $109.2 million, or 20% during the first nine months of 2000. The increase in deposits consisted primarily of a $102.6 million increase in certificates of deposit.
Much of this growth was the result of certificate of deposit promotions during the first nine months of 2000. Non-interest bearing deposits increased by $17.1 million, or 33%, to $68.9 million at September 30, 2000 while our NOW and money market accounts decreased by $9.6 million, or 5%, during the first nine months of 2000. We have been successful in expanding our overall deposit base while maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.

   The following table summarizes deposits as of the dates indicated:

                                                DEPOSIT LIABILITY COMPOSITION

                                                         September 30,           December 31,            September 30,
                                                             2000                    1999                    1999
                                                    ----------------------  ----------------------  ----------------------
                                                                  Percent                 Percent                 Percent
                                                     Amount       of Total   Amount       of Total   Amount       of Total
                                                    --------      --------  --------      --------  --------      --------
                                                                           (Dollars in thousands)
Demand deposits                                     $ 68,918       10.48%   $ 51,845        9.45%   $ 50,050        9.78%
NOW accounts                                          18,819        2.86      24,492        4.47      20,336        3.97
Money market accounts                                156,761       23.83     160,701       29.30     173,372       33.88
Savings deposits                                      12,209        1.86      13,052        2.38      14,065        2.75
Certificates of deposit                              306,455       46.59     229,700       41.88     204,861       40.04
Certificates of deposit
   over $100,000                                      71,100       10.81      47,550        8.67      27,296        5.34
IRA certificates                                      23,446        3.57      21,126        3.85      21,686        4.24
                                                    --------      ------    --------      ------    --------      ------
      Total deposits                                $657,708      100.00%   $548,466      100.00%   $511,666      100.00%
                                                    ========      ======    ========      ======    ========      ======

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

   Liquidity Management. Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During the first nine months of 2000 and the year ended December 31, 1999, both of these elements contributed to developing and maintaining long-term liquidity. Our capital position has been maintained through earnings retention and raising of capital. See "- Capital Resources."

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

   We anticipate continued loan demand in our market areas as banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $106.9 million secured credit facility with the Federal Home Loan Bank, of which $65.2 million and $80.4 million were outstanding at September 30, 2000 and December 31, 1999, respectively.

   Average short-term borrowings increased $34.7 million during the first nine months of 2000 while average long-term borrowings decreased $9.8 million. The net increase in borrowings reflects our strategy of utilizing Federal Home Loan Bank borrowings to fund loan growth while continuing to systematically build our deposit base. We anticipate similar use of the Federal Home Loan Bank facility in the foreseeable future.

   We experienced net growth in assets of 31% during the first nine months of 2000, while deposits increased 29% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

   Capital Resources. Total shareholders' equity was $52.4 million at September 30, 2000, compared to $48.0 million at year-end 1999. The increase in total equity was the result of earnings retention and a $1.2 million private placement of our common stock in September 2000 was partially offset by treasury stock purchased and dividends paid.

   By March 31, 2000, we had completed our previously announced share repurchase program and had repurchased a total of 554,715 shares of our common stock at a cost of $5.6 million. The shares repurchased included 235,715 shares in a privately negotiated transaction and all of the 319,000 shares approved in September 1999 under the repurchase program.

   Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. Allegiant Bank also utilizes its borrowing capacity with the Federal Home Loan Bank. The principal amount of our term loan was $12.7 million as of September 30, 2000, and matures in November 2001.

   During 1999 we purchased brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At September 30, 2000, we had $54.0 million outstanding which mature on various dates through December 1, 2000. We may use brokered deposits in the future as a source of liquidity.

   In August 1999, we and our wholly-owned subsidiary, Allegiant Capital Trust I, a Delaware statutory business trust, issued $17.3 million of trust preferred securities. Allegiant Capital Trust invested all the proceeds from the sale of the trust preferred securities in our junior subordinated debentures. We used a portion of the net proceeds of $16.3 million from the sale of the junior subordinated debentures to infuse $8.0 million of capital into Allegiant Bank, to repay approximately $2.5 million of corporate indebtedness consisting of $2.0 million under a revolving line of credit and a $0.5 million principal repayment on term debt. We also are using the proceeds for general corporate purposes. We also may use a portion of the proceeds for possible future repurchase of our common stock.

   We also analyze our capital and the capital position of our bank in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of September 30, 2000, we and our subsidiaries met all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

   As of September 30, 2000, December 31, 1999 and September 30,
1999, Allegiant's and Allegiant Bank's capital ratios were as follows:

                                           September 30, 2000            December 31, 1999             September 30, 1999
                                       --------------------------   ---------------------------   ---------------------------
                                       Allegiant   Allegiant Bank   Allegiant    Allegiant Bank   Allegiant    Allegiant Bank
                                       ---------   --------------   ---------    --------------   ---------    --------------
Total capital
   (to risk-weighted assets)             9.41%         10.78%         10.23%         11.52%         11.15%         12.14%
Tier 1 capital
   (to risk-weighted assets)             8.16           9.53           8.80          10.27           9.01          10.88
Tier 1 capital
   (to average assets)                   7.06           8.27           7.47           8.89           7.66           9.28

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   For the three months ended September 30, 2000, the only sale of our securities which were not registered under the Securities Act of 1933, as amended, was 132,540 shares of our common stock issued by us in connection with a private placement at a price of $9.50 per share. All shares of stock issued by us during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At a special meeting held on October 19, 2000, the shareholders of our company approved a proposal to issue shares of our common stock in connection with the consummation of the transactions contemplated by the Agreement and Plan of Merger, dated July 26, 2000, by and among us, Allegiant Acquisition Corporation and Equality Bancorp, Inc., including, among other things, our acquisition of Equality Bancorp, Inc. and its subsidiary bank, Equality Savings Bank. Such proposal was approved by the affirmative vote of the holders of a majority of the shares of our common stock that were present at such meeting. The voting results on this matter were as follows:

         FOR        AGAINST     ABSTAIN
         ---        -------     -------

      4,132,881     157,596      3,889

ITEM 5. OTHER MATTERS

   At a special meeting held on October 19, 2000, the stockholders of Equality Bancorp, Inc. approved and adopted the Agreement and Plan of Merger, dated July 26, 2000, by and among us, Allegiant Acquisition Corporation and Equality Bancorp, Inc. Such proposal was approved by the affirmative vote of the holders of a majority of the shares of Equality Bancorp common stock that were issued, outstanding and eligible to vote on this matter. Pursuant to this Agreement and Plan of Merger, we will acquire Equality Bancorp, Inc. in exchange for approximately 2.7 million shares of our common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits:  See Exhibit Index attached hereto.

   b)   Reports on Form 8-K:
             We filed a current report on Form 8-K, dated July 26, 2000, to report our execution of a definitive agreement to acquire Equality Bancorp, Inc.

                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.

                        ALLEGIANT BANCORP, INC. (Registrant)



November 13, 2000       By: /s/ Thomas A. Daiber
                           ------------------------------------
                           Thomas A. Daiber, Sr. Vice President
                               and Chief Financial Officer

                            EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------

   11.1       Computation of Earnings Per Share
    27        Financial Data Schedule for the nine months ended
              September 30, 2000