Form 10-Q/A
period 2000-09-30
ALLEGIANT BANCORP INC
filed 2000-11-30
CIK 852642

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
                                                          ========       ========       ========

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                        -------------------------     -------------------------
                                                           2000           1999           2000           1999
                                                        ----------     ----------     ----------     ----------
                                                            (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans                           $   17,265     $   12,374     $   47,948     $   34,918
   Investment securities                                     1,008            865          2,881          2,452
   Federal funds sold and overnight investments                 31             11             73            112
                                                        ----------     ----------     ----------     ----------
Total interest income                                       18,304         13,250         50,902         37,482
                                                        ----------     ----------     ----------     ----------

Interest expense:
   Interest on deposits                                      8,126          5,099         21,803         14,893
   Interest on short-term borrowings                         1,424            831          3,950          2,118
   Interest on long-term debt                                  491            578          1,349          1,736
   Interest on guaranteed preferred beneficial
      interest in subordinated debentures                      443            290          1,327            290
                                                        ----------     ----------     ----------     ----------
Total interest expense                                      10,484          6,798         28,429         19,037
                                                        ----------     ----------     ----------     ----------

Net interest income                                          7,820          6,452         22,473         18,445
Provision for loan losses                                      735            580          2,300          1,592
                                                        ----------     ----------     ----------     ----------
Net interest income after provision
   for loan losses                                           7,085          5,872         20,173         16,853
                                                        ----------     ----------     ----------     ----------

Other income:
   Service charges and other fees                              356            173            920            482
   Net gain on sale of securities                               32              -            205              -
   Other income                                              1,198          1,034          3,321          3,168
                                                        ----------     ----------     ----------     ----------
Total other income                                           1,586          1,207          4,446          3,650
                                                        ----------     ----------     ----------     ----------

Other expenses:
   Salaries and employee benefits                            2,696          2,470          8,075          7,316
   Occupancy and furniture and equipment                       807            749          2,429          2,257
   Other operating expenses                                  2,291          1,486          5,796          4,643
                                                        ----------     ----------     ----------     ----------
Total other expenses                                         5,794          4,705         16,300         14,216
                                                        ----------     ----------     ----------     ----------

Income before income taxes                                   2,877          2,374          8,319          6,287
Provision for income taxes                                   1,173            945          3,394          2,511
                                                        ----------     ----------     ----------     ----------

Net income                                              $    1,704     $    1,429     $    4,925     $    3,776
                                                        ==========     ==========     ==========     ==========

Per share data:
   Net Income
      Basic                                                  $0.28          $0.22          $0.81          $0.58
      Diluted                                                 0.28           0.22           0.80           0.57

   Weighted average common shares outstanding:
      Basic                                              6,105,124      6,396,462      6,105,821      6,509,916
      Diluted                                            6,124,764      6,433,476      6,133,655      6,579,908

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
                                                                                        =====

See Notes to Condensed Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                           ------------------------
                                                                             2000           1999
                                                                           ---------      ---------
                                                                                (In thousands)
OPERATING ACTIVITIES:
   Net income                                                              $   4,925      $   3,776
   Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
         Depreciation and amortization                                         1,949          1,983
         Provision for loan losses                                             2,300          1,592
         Net loss on sale of fixed assets                                        (10)            (3)
         Net realized losses on securities held-to-maturity                       (6)             -
         Net realized losses on securities available-for-sale                   (199)             -
         Other changes in assets and liabilities:
            Accrued interest receivable and other assets                        (346)          (220)
            Accrued expenses and other liabilities                             2,438         (1,351)
                                                                           ---------      ---------
               Cash provided by operating activities                          11,051          5,777
                                                                           =========      =========

INVESTING ACTIVITIES:
   Proceeds from maturities of securities held-to-maturity                     5,681          3,846
   Proceeds from sales of securities held-to-maturity                          1,083              -
   Purchase of investment securities held-to-maturity                           (500)        (3,668)
   Proceeds from maturities of securities available-for-sale                   3,997         13,886
   Proceeds from sales of securities available-for-sale                       13,267              -
   Purchase of investment securities available-for-sale                      (25,395)       (19,388)
   Loans made to customers, net of repayments                               (126,081)       (76,916)
   Purchase of bank-owned life insurance                                     (15,464)             -
   Additions to premises and equipment                                        (1,158)          (353)
                                                                           ---------      ---------
               Cash used in investing activities                            (144,570)       (82,593)
                                                                           ---------      ---------

FINANCING ACTIVITIES:
   Net increase in deposits                                                  109,242         60,900
   Net increase (decrease) in short-term borrowings                           26,668           (596)
   Net increase (decrease) of long-term debt                                   4,999         (3,000)
   Proceeds from issuance of guaranteed preferred
      beneficial interest in subordinated debentures                               -         17,250
   Proceeds from issuance of common stock                                      1,314            449
   Repurchase of common stock                                                 (1,439)        (2,386)
   Payment of dividends                                                         (980)          (662)
                                                                           ---------      ---------
               Cash provided by financing activities                         139,804         71,955
                                                                           ---------      ---------

   Net increase (decrease) in cash and cash equivalents                        6,285         (4,861)
   Cash and cash equivalents, beginning of period                             26,769         17,123
                                                                           ---------      ---------
   Cash and cash equivalents, end of period                                $  33,054      $  12,262
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

                                                   RATE/VOLUME ANALYSIS

                                                     Quarter Ended September 30, 2000  Nine Months Ended September 30, 2000
                                                               Compared to the                  Compared to the
                                                     Quarter Ended September 30, 1999  Nine Months Ended September 30, 1999
                                                     --------------------------------  ------------------------------------
                                                                                Net                                Net
                                                      Volume       Rate       Change      Volume       Rate      Change
                                                      ------      ------      ------     -------      ------     -------
                                                                                (In thousands)
Interest earned on:
Loans                                                 $3,740      $1,151      $4,891     $10,546      $2,484     $13,030
Taxable investment securities                             16          78          94         144         191         335
Non-taxable securities                                    42           7          49          77          17          94
Federal funds sold and
   other investments                                      20           -          20         (56)         17         (39)
                                                      ------      ------      ------     -------      ------     -------
Total interest income                                  3,818       1,236       5,054      10,711       2,709      13,420
                                                      ------      ------      ------     -------      ------     -------

Interest paid on:
Money market and
   NOW accounts                                         (223)        295          72         (29)        674         645
Savings deposits                                         (10)         (2)        (12)        (28)         (6)        (34)
Certificates of deposit                                1,745         563       2,308       3,729       1,046       4,775
Certificates of deposit
   over $100,000                                         484          85         569       1,106         182       1,288
IRA certificates                                          37          53          90         149          87         236
Federal funds purchased and
   other short-term borrowings                           405         188         593       1,467         365       1,832
Long-term borrowings                                    (102)         15         (87)       (456)         69        (387)
Guaranteed preferred beneficial
   interest in subordinated
   debentures                                            165         (12)        153       1,048         (11)      1,037
                                                      ------      ------      ------     -------      ------     -------
Total interest expense                                 2,501       1,185       3,686       6,986       2,406       9,392
                                                      ------      ------      ------     -------      ------     -------

Net interest income                                   $1,317      $   51      $1,368     $ 3,725      $  303     $ 4,028
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

                        ALLEGIANT BANCORP, INC. (Registrant)



November 30, 2000       By: /s/ Thomas A. Daiber
                           ------------------------------------
                           Thomas A. Daiber, Sr. Vice President
                               and Chief Financial Officer

                            EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------

   11.1       Computation of Earnings Per Share*
    27        Financial Data Schedule for the nine months ended
              September 30, 2000*

[FN]
* As previously filed on Form 10-Q on November 13, 2000