Form 10-K
period 2000-12-31
ALLEGIANT BANCORP INC
filed 2001-03-16
CIK 852642

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2000                 COMMISSION FILE NO. 0-26350

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

  AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 1, 2000: COMMON STOCK, $0.01 PAR VALUE, $93,804,008

      NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES
            OF COMMON STOCK, AS OF MARCH 1, 2000: COMMON STOCK,
               $0.01 PAR VALUE, 8,933,715 SHARES OUTSTANDING

                   DOCUMENTS INCORPORATED BY REFERENCE
   AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE INCORPORATED
                             BY REFERENCE:

                        DOCUMENT                             PART--FORM 10-K
                        --------                             ---------------

 2000 ANNUAL REPORT OF THE REGISTRANT TO ITS SHAREHOLDERS    PARTS I, II AND IV

 REGISTRANT'S PROXY STATEMENT FOR THE 2001
 ANNUAL MEETING OF SHAREHOLDERS                              PART III

================================================================================

         The terms "Allegiant," "company," "we," "our" and "corporation" as used in this report refer to Allegiant Bancorp, Inc. and its subsidiaries as a consolidated entity, except where it is made clear that it means only Allegiant. Also, sometimes we refer to our bank subsidiary as the "bank."

                                   PART I

ITEM 1. BUSINESS

GENERAL

         We are a bank holding company headquartered in St. Louis, Missouri. Our bank subsidiary, Allegiant Bank, offers full-service banking and personal trust services to individuals, commercial businesses and municipalities in the St. Louis metropolitan area. Our services include commercial, real estate and installment loans, checking, savings and time deposit accounts, personal trust and other fiduciary services and various other financial services such as securities brokerage, insurance and safe deposit boxes. As of December 31, 2000, we reported, on a consolidated basis, total assets of $1.1 billion, loans of $814.0 million, deposits of $858.1 million and shareholders' equity of $77.8 million.

         Since 1989, when we were organized, we have been committed to building a strong, customer-friendly community bank. As a community bank, we are able to respond quickly to our customers through local decision-making and to tailor products and services to meet their needs. We believe this customer-friendly approach provides us with a competitive advantage over many of the larger financial institutions in the St. Louis metropolitan area. In addition, we believe that we have benefited from recent acquisitions of locally headquartered financial institutions by larger regional or national out-of-town financial institutions. Recent acquisitions of financial institutions in our market area include: Bank America Corporation's acquisition of Boatmen's Bancshares, Inc.; Union Planters Corporation's acquisition of Magna Group, Inc.; and Firstar Corporation's acquisition of Mercantile Bancorporation Inc.

         We currently are the second largest publicly owned bank holding company headquartered in St. Louis which is the 17th largest metropolitan area in the United States with a population of approximately 2.45 million. We are also the seventh largest bank holding company in the St. Louis area. We have expanded rapidly through internal growth and acquisitions. We believe that market coverage is necessary, and our goal is to have a banking facility within a 20-minute drive from all principal sectors of the St.
Louis metropolitan area.

         In 1989, we acquired Allegiant State Bank located in Northeastern Missouri. We acquired Allegiant Bank in St. Louis, Missouri in 1990. In January 1995, Allegiant State Bank was merged into Allegiant Bank. We acquired Reliance Savings and Loan Association of St. Louis County in August 1997 and later merged it into Allegiant Bank. In September 1997, Allegiant Bank acquired two branches in Union and Warrenton, Missouri from Roosevelt Bank.

         On November 15, 2000, we completed the acquisition of Equality Bancorp, Inc. Equality Bancorp was the parent of Equality Savings Bank which was founded in 1884 and was the oldest thrift in the State of Missouri. At the time of closing, Equality Bancorp had consolidated assets of approximately $300.4 million. In connection with our acquisition of Equality Bancorp, we issued approximately
2.7 million shares of our common stock. Based upon the net book value of the Equality Bancorp assets at closing, no goodwill was recorded. Our acquisition of Equality Bancorp increased the number of our outstanding common shares to approximately 8.9 million at December 31, 2000. Also, during November, Equality Bancorp's systems were successfully integrated into Allegiant's, including the conversion of all computer systems and records.

         In addition to our acquisitions, we have opened several new branches in Missouri with a view toward covering all sectors of the St. Louis metropolitan area. Recent branch openings include Town & Country in 1998, a downtown St. Louis branch in March 1999, Ballwin in August 1999, Chesterfield in May 2000 and our 23rd location in the Jefferson Arms Community in downtown St. Louis in August 2000.

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

         Our management team is comprised of experienced individuals who average more than 15 years in the banking or financial services industries. As of March 1, 2000, our directors and executive officers owned approximately 31% of our outstanding common stock.

FINANCIAL SUMMARY OF THE COMPANY

         A consolidated financial summary of our company and subsidiaries, included on page 6 in our 2000 Annual Report to Shareholders, is incorporated herein by reference.

SUBSIDIARIES

         The table setting forth the names and states of incorporation or organization, as the case may be, of our subsidiaries is included as
Exhibit 21 hereto.

OPERATIONS

         Allegiant Bank offers complete banking and trust services to individuals, businesses and municipalities in the St. Louis metropolitan area. Services include commercial, real estate and installment loans, checking, savings and time deposit accounts, trust and other fiduciary services, private banking and various other customer services such as brokerage, insurance and safe deposit boxes.

COMPETITION

         We operate in a competitive environment. In the St. Louis metropolitan area, other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and other financial intermediaries offer similar services. Many of these competitors have substantially greater resources and lending limits and may offer certain services we do not currently provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us, Allegiant Bank and our subsidiaries. Our profitability depends upon the ability of Allegiant Bank to compete in our market area.

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

         Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors of Allegiant Bank rather than our shareholders.

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

         Legislation recently enacted by Congress allows bank holding companies to engage in a wider range of non-banking activities, including additional securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. At this time, we are unable to predict the full impact that this legislation may have on us.

EMPLOYEES

         As of December 31, 2000, we had approximately 287 full-time equivalent employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees and those of Allegiant Bank to be good.

STATISTICAL DISCLOSURES

         The following statistical disclosures, except as noted, are included in our 2000 Annual Report to Shareholders, and are incorporated herein by reference.

                                                                                ANNUAL REPORT
         SCHEDULE                                                                 REFERENCE
         --------                                                               -------------

I.       DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
         INTEREST RATES AND INTEREST DIFFERENTIAL
         A.     Average Balance Sheets                                              p.  9
         B.     Analysis of Net Interest Earnings                                   p.  8
         C.     Taxable-Equivalent Rate-Volume Analysis                             p. 10
II.      INVESTMENT PORTFOLIO
         A.     Book Value by Type of Security                                      p. 12
         B.     Maturity Distribution                                               p. 12
III.     LOAN PORTFOLIO
         A.     Types of Loans                                                      p. 13
         B.     Maturities and Sensitivities of Loans                               p. 14
         C.     Risk Elements
                1.  Non-accrual, Past Due and Restructured Loans                    p. 15
                2.  Potential Problem Loans                                         p. 15
                3.  Foreign Outstandings                                              n/a
IV.      SUMMARY OF LOAN LOSS EXPERIENCE
         A.     Allowance for Loan Losses                                           p. 17
         B.     Allocation of the Allowance for Loan Losses                         p. 16
V.       DEPOSITS*
         A.     Average Balances and Rates Paid by Deposit Category                 p.  9
         B.     Maturity Distribution of Certain CDs and Time Deposits              p. 18
VI.      RETURN ON EQUITY AND ASSETS                                                p.  7
VII.     SHORT-TERM BORROWINGS                                                      p. 22

--------------------
* There were no interest-bearing deposits with foreign banks at December 31, 2000, 1999 or 1998.

ITEM 2. PROPERTIES

         Our principal executive, administrative and operational office are located at 2122 Kratky Road in St. Louis, Missouri. As of December 31, 2000, Allegiant Bank conducted its business and operations out of 23 locations in the greater St. Louis Metropolitan area. Management believes that our physical properties, of which 17 are owned and 6 are leased, are in satisfactory condition, adequately insured and suitable and adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

         Various claims and lawsuits, incidental to our ordinary course of business, are pending against us, Allegiant Bank or our subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting held on October 19, 2000, the shareholder of our company approved a proposal to issue shares of our common stock in connection with the consummation of the transactions contemplated by the Agreement and Plan of Merger, dated July 26, 2000, by and among us, Allegiant Acquisition Corporation and Equality Bancorp, Inc., including among other things, our acquisition of Equality Bancorp, Inc. and its subsidiary bank, Equality Savings Bank. Such proposal was approved by the affirmative vote of the holders of a majority of the shares of our common stock that were present at such meeting. The voting results on this matter were as follows:

            FOR            AGAINST         ABSTAIN
         4,132,881         157,596          3,889

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list, as of March 1, 2001, of the names and ages of our executive officers and all positions and offices with us presently held by the person named. There is no family relationship between any of the named persons.

     Marvin S. Wool, 72, has served as a director since 1990 and as our chairman and as chairman of Allegiant Bank since March 1992. Mr. Wool served as our chief executive officer from March 1992 through December 1998. For more than the past five years, Mr. Wool has served as the president and chief executive officer of Dash Multi-Corp, the holding company for subsidiary companies located in Georgia, Mississippi, Missouri, New Jersey and California that are in the chemical, cloth coating and carpet industries. Mr. Wool also serves as chairman of R-B Rubber Products, Inc., a publicly-held integrated rubber recycler with headquarters in McMinnville, Oregon.

     Shaun R. Hayes, 41, has served as a director and as our president since 1989 and president and chief executive officer of Allegiant Bank since May 1992. Mr. Hayes became our chief executive officer in January 1999.

     Thomas A. Daiber, 43, has served as our senior vice president and chief financial officer and as executive vice president and chief financial officer of Allegiant Bank since May 1999. Mr. Daiber was
elected to the board of directors of Allegiant Bank in May 2000.   Mr.
Daiber has been employed by us since March 1997 and served as our director of internal auditing prior to being appointed to his current position. Prior to joining us, Mr. Daiber served as an officer of Pioneer Bank and Trust Company or its holding company, Forbes First Financial Corporation, for more than five years.

     Paul F. Glarner, 53, has served as our chief lending officer and as executive vice president of Allegiant Bank since 1997 and has been a member of the board of directors of Allegiant Bank since 1998. Prior to joining Allegiant, Mr. Glarner served as an officer of Mercantile Bank, St. Louis, Missouri, for more than five years.

     Jeffrey S. Schatz, 43, has served as our chief of operations and executive vice president of Allegiant Bank since January 2000 and also has been a member of the board of directors of Allegiant Bank since May 2000. Prior to joining Allegiant, Mr. Schatz served as an officer of Sky Financial Group, Inc., Bowling Green, Ohio, for more than five years.

     The executive officers were appointed by and serve at the pleasure of our board of directors.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

         Information concerning our common stock, included on page 44 in our 2000 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         "Selected Financial Data," included under the caption "Financial Highlights" on page 6 in our 2000 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations," included on pages 7 through 23 of our 2000 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosures About Market Risk," included under the caption "Balance Sheet Analysis - Interest Rate Sensitivity" on pages 18, 19, 20 and 21 of our 2000 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements, included in our 2000 Annual Report to Shareholders, are incorporated herein by reference.

                                                                                 ANNUAL REPORT
     STATEMENT                                                                     REFERENCE
     ---------                                                                   -------------

Report of Ernst & Young LLP, Independent Auditors                                  p. 24

Consolidated Balance Sheets - December 31, 2000 and 1999                           p. 25

Consolidated Statements of Income - Years Ended December 31,
   2000, 1999 and 1998                                                             p. 26

Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 2000, 1999 and 1998                                    p. 27

Consolidated Statements of Cash Flows - Years Ended
   December 31, 2000, 1999 and 1998                                                p. 28

Notes to Consolidated Financial Statements                                         pgs. 29-41

         Selected Quarterly Financial Data (unaudited), included as Note 22 on page 41 in our 2000 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with Accountants on Accounting and Financial Disclosure relative to the consolidated financial statements included in our 2000 Annual Report to Shareholders, which are incorporated herein by reference. Included in other expense in our consolidated statements of income for the year ended December 31, 2000, was $191,000 of fees paid to our independent public accountants, Ernst & Young LLP. These fees consisted of $95,000 for our annual audit and all other fees of $96,000 which were comprised of $43,000 for tax related services and $53,000 for other audit related services including services provided in connection with our acquisition of Equality Bancorp.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors is contained under the caption "Election of Directors" and "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

         Information regarding our executive officers is contained in Part I,
Item 4a of this report.

         Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is under the caption "Compensation of Executive Officers" in our Proxy Statement for the 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements: Incorporated herein by
                  reference, are listed in Item 8 hereof.

                  (2) Financial Statement Schedules: Report of Ernst Young, LLP relating to the consolidated financial statements for the years ended December 31, 2000 and 1999, is found following the signature pages hereto.

                  (3) Exhibits: See Exhibit Index at pages 11 and 12 hereof.

         (b)      Reports on Form 8-K

                           On November 30, 2000, we filed a report on Form
                  8-K to report, pursuant to Item 2 thereof, our acquistion on November 15, 2000 of Equality Bancorp, Inc., and its wholly-owned subsidiary, Equality Savings Bank, pursuant to the Agreement and Plan of Merger, dated July 26, 2000, by and among us, Allegiant Acquisition Corporation and Equality Bancorp, Inc. In connection with such acquisition, we issued approximately 2.7 million shares of our common stock, $0.01 par value. In addition, pursuant to such acquisition, options to acquire 94,457 shares of common stock of Equality Bancorp were converted into options to acquire 105,602 shares of our common stock.

                           Pursuant to Item 7 of Form 8-K, we also filed the
                  following financial statements in such report on Form 8-K:

                  (a)      Financial statements of Equality Bancorp, Inc.

                           Independent Auditors' Report, dated June 26, 2000 Consolidated Balance Sheets - March 31, 2000 and
                               1999
                           Consolidated Statements of Income - Three Years
                               Ended March 31, 2000, 1999 and 1998
                           Consolidated Statements of Shareholders' Equity -
                               Three Years Ended March 31, 2000, 1999 and 1998
                           Consolidated Statements of Cash Flow - Three Years
                               Ended March 31, 2000, 1999 and 1998
                           Consolidated Statements of Comprehensive Income
                               (Loss) - Three Years Ended March 31, 2000, 1999 and 1998
                           Notes to Consolidated Financial Statements
                           Consolidated Balance Sheet - September 30, 2000
                               (Unaudited)
                           Consolidated Statements of Operations - Three and
                               Six Months Ended September 30, 2000 and 1999
                               (Unaudited)
                           Consolidated Statement of Shareholders' Equity - Six
                                Months Ended September 30, 2000 (Unaudited)
                           Consolidated Statements of Cash Flows - Six Months
                                Ended September 30, 2000 and 1999 (Unaudited)
                           Consolidated Statements of Comprehensive Income
                                (Loss) - Six Months Ended September 30, 2000 and 1999 (Unaudited)
                           Notes to Consolidated Financial Statements
                                (Unaudited)

                  (b)      Pro forma financial information.

                           Pro Forma Combined Consolidated Balance Sheet -
                               September 30, 2000 (Unaudited)
                           Pro Forma Combined Consolidated Income Statements -
                               Nine Months Ended September 30, 2000 and Year Ended December 31, 1999 (Unaudited)

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 16th day of March 2001.

                                          ALLEGIANT BANCORP, INC.
                                         (Registrant)



                                          By  /s/ Shaun R. Hayes
                                             --------------------------------
                                              Shaun R. Hayes, President and
                                              Chief Executive Officer

                              POWER OF ATTORNEY

         We, the undersigned officers and directors of Allegiant
Bancorp, Inc., hereby severally and individually constitute and appoint
Shaun R. Hayes and Thomas A. Daiber, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature                                      Title                               Date
         ---------                                      -----                               ----

/s/ Marvin S. Wool                          Chairman of the Board                       March 16, 2001
----------------------------
Marvin S. Wool


/s/ Shaun R. Hayes                          President, Chief Executive Officer          March 16, 2001
----------------------------                and Director
Shaun R. Hayes


/s/ Thomas A. Daiber                        Senior Vice President and Chief             March 16, 2001
----------------------------                Financial Officer
Thomas A. Daiber


/s/ Robert L. Chambers                      Director                                    March 16, 2001
----------------------------
Robert L. Chambers





/s/ Leland B. Curtis                        Director                                    March 16, 2001
----------------------------
Leland B. Curtis


/s/ Kevin R. Farrell                        Director                                    March 16, 2001
----------------------------
Kevin R. Farrell


/s/ Richard C. Fellhauer                    Director                                    March 16, 2001
----------------------------
Richard C. Fellhauer


/s/ Leon A. Felman                          Director                                    March 16, 2001
----------------------------
Leon A. Felman


/s/ Michael Hogan                           Director                                    March 16, 2001
----------------------------
Michael Hogan


/s/ C. Virginia Kirkpatrick                 Director                                    March 16, 2001
----------------------------
C. Virginia Kirkpatrick


/s/ Jack K. Krause                          Director                                    March 16, 2001
----------------------------
Jack K. Krause


/s/ Robert Wallace                          Director                                    March 16, 2001
----------------------------
Robert Wallace


/s/ John L. Weiss                           Director                                    March 16, 2001
----------------------------
John L. Weiss


/s/ Lee S. Wielansky                        Director                                    March 16, 2001
----------------------------
Lee S. Wielansky

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

  10.3         Allegiant Bancorp, Inc. 1994 Stock Option Plan, filed as Exhibit
               10.7 to Company's Registration Statement on Form 10-SB (Reg. No. 0-26350) is hereby incorporated by reference.*

  10.4         Allegiant Bancorp, Inc. 1996 Stock Option Plan, filed as Exhibit
               4.4 to Company's Form S-8 (Reg. No. 0-26350) is hereby incorporated by reference.*

  10.5         Allegiant Bancorp, Inc. Directors Stock Option Plan, filed as
               Exhibit 4.5 to Company's Form S-8 (Reg. No. 0-26350) is hereby incorporated by reference.*

  10.6         Allegiant Bancorp, Inc. 1989 Stock Option Plan, filed as Exhibit
               4.6 to Company's Form S-8 (Reg. No. 0-26350) is hereby incorporated by reference.*

  10.7 Executive Retention Agreement, dated May 24, 1999, by and between the Company and Shaun R. Hayes is hereby incorporated by reference.*

  10.8 Underwriting Agreement, dated as of July 27, 1999, by and between the Company and Allegiant Capital Trust I and EVEREN Securities, Inc. and Wheat First Securities, as representatives of the several underwriters, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

  10.9 Guarantee Agreement, dated as of August 2, 1999 between the Company, as guarantor, and Bankers Trust Company, as guarantee trustee, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

  10.10 Amended and Restated Trust Agreement, dated as of August 2, 1999, among the Company, as depositor, Bankers Trust Company, as property trustee, and Shaun R. Hayes and Thomas A. Daiber, as administrators, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is hereby incorporated by reference.

  10.11 Agreement and Plan of Merger, dated as of July 26, 2000, by and among the Company, Allegiant Acquisition Corporation and Equality Bancorp, Inc., filed as Exhibit 1.2 to the Company's Current Report on Form 8-K, dated August 1, 2000, is incorporated herein by reference.

  10.12 Equality Bancorp, Inc. 1993 Stock Option and Incentive Plan, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-44758), is incorporated herein by reference.*

  10.13 Equality Bancorp, Inc. 1997 Stock Option and Incentive Plan filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-44758), is incorporated herein by reference.*

  10.14 Form of Executive Retention Agreement, by and between the Company and each of Thomas A. Daiber, Paul F. Glarner and Jeffrey S. Schatz, is filed herewith.*

  13 Portions of the 2000 Annual Report of the Company to its Shareholders are filed herewith.

  21           Subsidiaries of the Company are filed herewith.

  23           Consent of Ernst & Young LLP is filed herewith.

[FN]
--------------------------
  *Management contract or compensatory plan or arrangement.