Form 10-Q
period 2001-03-31
ALLEGIANT BANCORP INC
filed 2001-05-11
CIK 852642

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                MARCH 31, 2001
                               ------------------------------------------------



Commission file number                            0-26350
                       --------------------------------------------------------


                            ALLEGIANT BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             MISSOURI                                43-1519382
--------------------------------   --------------------------------------------
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


                                                Number of shares
          Title of class                   outstanding as of May 1, 2001
---------------------------------    ------------------------------------------
  Common stock, $0.01 par value                     8,850,403

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                                       INDEX
                                                                                                               Page

PART 1.      FINANCIAL INFORMATION................................................................................1
   ITEM 1.   FINANCIAL STATEMENTS.................................................................................1
       CONSOLIDATED BALANCE SHEETS - MARCH 31, 2001 AND 2000 (UNAUDITED)
         AND DECEMBER 31, 2000....................................................................................1
       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2001 AND 2000.................2
       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) - THREE MONTHS ENDED MARCH 31, 2001.............3
       CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) - THREE MONTHS
         ENDED MARCH 31, 2001.....................................................................................4
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................................5
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS............................................................................................8
       DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
         AND INTEREST RATES - THREE MONTHS ENDED MARCH 31, 2001..................................................11
       RATE/VOLUME ANALYSIS - QUARTER ENDED MARCH 31, 2001.......................................................12
       SECURITIES PORTFOLIO......................................................................................14
       LENDING AND CREDIT MANAGEMENT.............................................................................15
       RISK ELEMENTS - NON-ACCURAL, PAST DUE AND RESTRUCTURED LOANS..............................................16
       SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION...................................................18
       DEPOSIT LIABILITY COMPOSITION - MARCH 31, 2001 AND 2000 AND DECEMBER 31, 2000.............................19
      LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES.................................................................20
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................22
PART II.  OTHER INFORMATION......................................................................................22
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................................................22
       SIGNATURES................................................................................................23
       EXHIBIT INDEX.............................................................................................24

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                 March 31,         December 31,      March 31,
                                                                    2001               2000            2000
                                                                (Unaudited)                         (Unaudited)
                                                                ------------      -------------     ------------
                                                                (Dollars in thousands, except per share amounts)
ASSETS:
Cash and due from banks...................................      $     32,922      $      30,942     $     16,820
Federal funds sold and overnight investments..............            45,960             16,201               68
Investment securities:
   Available-for-sale (at estimated market value).........           144,154            129,096           54,748
   Held-to-maturity (estimated market value of
     $4,930, $5,207 and $5,934, respectively).............             4,864              5,200            6,106
Loans, net of allowance for loan losses of
   $12,020, $11,433 and $9,007, respectively..............           843,125            802,538          656,815
Loans held for sale.......................................            10,685             88,983                -
Premises and equipment ...................................            19,705             18,487            9,770
Accrued interest and other assets ........................            31,200             33,446           28,120
Cost in excess of fair value of net assets acquired.......            10,537             10,831           11,486
                                                                ------------      -------------     ------------
     Total assets.........................................      $  1,143,152      $   1,135,724     $    783,933
                                                                ============      =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing...................................      $     94,070      $      86,012     $     63,174
   Interest bearing.......................................           720,811            693,362          483,682
   Certificates of deposit of $100,000 or more............            78,625             78,710           57,524
                                                                ------------      -------------     ------------
Total deposits............................................           893,506            858,084          604,380
                                                                ------------      -------------     ------------
Short-term borrowings.....................................            95,507            126,262           84,451
Long-term debt............................................            48,626             48,689           25,860
Guaranteed preferred beneficial interest in
   subordinated debentures................................            17,250             17,250           17,250
Accrued expenses and other liabilities....................             7,679              7,633            4,205
                                                                ------------      -------------     ------------
     Total liabilities....................................         1,062,568          1,057,918          736,146
                                                                ------------      -------------     ------------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized 20,000,000
     shares; issued 8,843,449 shares, 8,897,111 shares
     and 6,072,647 shares, respectively...................                94                 94               66
   Capital surplus........................................            60,155             60,798           42,373
   Retained earnings......................................            18,266             16,195           11,806
   Accumulated other comprehensive income (loss)..........             2,069                719             (843)
   Treasury stock, at cost, 0 shares,
     0 shares and 554,715 shares, respectively............                 -                  -           (5,615)
                                                                ------------      -------------     ------------
   Total shareholders' equity.............................            80,584             77,806           47,787
                                                                ------------      -------------     ------------
     Total liabilities and shareholders' equity...........      $  1,143,152      $   1,135,724     $    783,933
                                                                ============      =============     ============

See Notes to Condensed Consolidated Financial Statements.


ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                           Three Months Ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                        2001                2000
                                                                     -----------        -----------
                                                             (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans.................................       $    19,636        $    14,598
   Investment securities......................................             2,395                936
   Federal funds sold and overnight investments...............               449                 35
                                                                     -----------        -----------
Total interest income.........................................            22,480             15,569
                                                                     -----------        -----------

Interest expense:
   Interest on deposits.......................................            10,686              6,444
   Interest on short-term borrowings..........................             1,572              1,064
   Interest on long-term debt.................................               760                450
   Interest on guaranteed preferred beneficial
      interest in subordinated debentures.....................               442                443
                                                                     -----------        -----------
Total interest expense........................................            13,460              8,401
                                                                     -----------        -----------

Net interest income...........................................             9,020              7,168
Provision for loan losses.....................................               850                715
                                                                     -----------        -----------
Net interest income after
   provision for loan losses..................................             8,170              6,453
                                                                     -----------        -----------

Other income:
   Service charges on deposits................................               956                707
   Net gain on sale of securities.............................               531                 36
   Other income...............................................             1,270                506
                                                                     -----------        -----------
Total other income............................................             2,757              1,249
                                                                     -----------        -----------

Other expenses:
   Salaries and employee benefits ............................             3,596              2,510
   Occupancy and furniture and equipment......................             1,041                804
   Other operating expenses...................................             1,896              1,617
                                                                     -----------        -----------
Total other expenses..........................................             6,533              4,931
                                                                     -----------        -----------

Income before income taxes....................................             4,394              2,771
Provision for income taxes ...................................             1,833              1,136
                                                                     -----------        -----------

Net income....................................................       $     2,561        $     1,635
                                                                     ===========        ===========

Per share data:
   Earnings per share:
      Basic...................................................       $      0.29        $      0.27
      Diluted.................................................              0.29               0.26

   Weighted average common shares outstanding:
      Basic...................................................         8,824,643          6,139,750
      Diluted.................................................         8,887,050          6,181,940

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                       Accumulated
                                                                          Other                      Total
                                        Common    Capital   Retained  Comprehensive   Treasury    Shareholders'   Comprehensive
                                        Stock     Surplus   Earnings      Loss         Stock         Equity       Income (Loss)
                                       --------   -------   --------  -------------   --------    -------------   -------------
Balance December 31, 2000............. $     94   $60,798   $16,195      $   719       $    -        $77,806
Net income............................        -         -     2,561            -            -          2,561         $ 2,561
Change in net unrealized gains
   on available-for-sale securities...        -         -         -        1,350            -          1,350           1,350
                                                                                                                     -------
Comprehensive income..................        -         -         -            -            -              -         $ 3,911
                                                                                                                     =======
Issuance of common stock..............        1       273         -            -            -            274
Acquisition of Equality Bancorp, Inc..       (1)     (916)        -            -            -           (917)
Repurchase of common stock............        -         -         -            -            -              -
Dividends.............................        -         -      (490)           -            -           (490)
                                       --------   -------   -------      -------       ------        -------
Balance March 31, 2001................ $     94   $60,155   $18,266      $ 2,069       $    -        $80,584
                                       ========   =======   =======      =======       ======        =======

Reclassification adjustments:
   Unrealized gains on available-
     for-sale securities..............                                   $ 1,881
   Less:
     Reclassification adjustment for
       gains realized included in
       net income.....................                                       531
                                                                         -------
   Net unrealized gains on available-
     for-sale securities..............                                   $ 1,350
                                                                         =======

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                     --------------------------------
                                                                         2001                2000
                                                                     -------------      -------------
                                                                              (In thousands)
OPERATING ACTIVITIES:
   Net income.....................................................   $       2,561      $       1,635
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization..............................             707                644
       Provision for loan losses..................................             850                715
       Net realized gains on securities available-for-sale........            (531)               (36)
       Net gain on sale of mortgage loans.........................             (29)                 -
       Other changes in assets and liabilities:
         Accrued interest receivable and other assets.............           1,794               (605)
         Accrued expenses and other liabilities...................              46              1,141
                                                                     -------------      -------------
         Cash provided by operating activities....................           5,398              3,494
                                                                     -------------      -------------

INVESTING ACTIVITIES:
   Merger related recapitalization related to the acquisition of
    Equality Bancorp, Inc.........................................            (917)                 -
   Proceeds from maturities of securities held-to-maturity........             336              5,562
   Proceeds from maturities of securities available-for-sale......          21,338                678
   Proceeds from sales of securities available-for-sale...........           3,618                137
   Purchase of investment securities available-for-sale...........         (37,406)            (6,535)
   Loans made to customers, net of repayments.....................         (31,660)           (50,654)
   Proceeds from sale of mortgage loans...........................          68,550                  -
   Purchase of bank-owned life insurance..........................            (218)           (15,037)
   Additions to premises and equipment............................          (1,688)              (280)
                                                                     -------------      -------------
         Cash provided by (used in) investing activities..........          21,953            (66,129)
                                                                     -------------      -------------

FINANCING ACTIVITIES:
   Net increase in deposits.......................................          35,422             55,914
   Net decrease in short-term borrowings..........................         (30,755)            (1,410)
   Repayment of long-term debt....................................             (63)                 -
   Proceeds from issuance of common stock.........................             274                  -
   Repurchase of common stock.....................................               -             (1,439)
   Payment of dividends...........................................            (490)              (311)
                                                                     --------------     -------------
         Cash provided by financing activities....................           4,388             52,754
                                                                     -------------      -------------

   Net increase (decrease) in cash and cash equivalents...........          31,739             (9,881)
   Cash and cash equivalents, beginning of period.................          47,143             26,769
                                                                     -------------      -------------
   Cash and cash equivalents, end of period.......................   $      78,882      $      16,888
                                                                     =============      =============


See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of Allegiant Bancorp, Inc. and our subsidiaries. The terms "Allegiant," "company," "we" and "our" as used in this report refer to Allegiant Bancorp, Inc. and our subsidiaries as a consolidated entity, except where it is made clear that it means only the parent holding company. Also, sometimes we refer to Allegiant Bank, our bank subsidiary, as the "bank."

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Comprehensive Income

         During the first quarter of 2001 and 2000, total comprehensive income amounted to $3.9 million and $1.6 million, respectively.

Acquisitions

         In July 2000, we signed a definitive agreement to acquire Equality Bancorp, Inc. Equality Bancorp was the parent company of Equality Savings Bank, a Missouri state-chartered savings bank headquartered in St. Louis with seven locations, primarily in the Southern half of the greater St. Louis, Missouri metropolitan area. The acquisition closed during November 2000. We exchanged approximately 2.7 million shares of our common stock for all of the outstanding common stock of Equality Bancorp. At closing, Equality Bancorp had assets of $300 million. During the first quarter of 2001, we adjusted capital surplus by $917,000 related to a correction of the termination of Equality's ESOP.

Subsequent Event

         On April 30, 2001, we signed a definitive agreement for a merger with Southside Bancshares Corp. Southside is a bank holding company with four subsidiary banks in and around St. Louis, Missouri and at December 31, 2000, reported consolidated assets of $737 million. The merger, which is subject to shareholder and regulatory approval, is expected to close in the fourth quarter of this year. Under the terms of the agreement, Southside shareholders will receive 50% of the merger consideration in the form of cash at $14 per share and 50% in the form of 1.39 shares of the surviving company for each share of Southside stock. Each Southside shareholder will be entitled to elect the form of consideration to be received, subject to pro ration of the oversubscribed pool of consideration. Under the terms of the agreement, we expect to exchange a total of approximately 5.8 million shares of the surviving company common stock plus $59 million in cash for all of the outstanding common stock of Southside. In order to finance the cash consideration to be paid in the merger and related costs of approximately $6 million, we intend, immediately prior to the effective time of the merger, to conduct an offering of approximately $35 million of trust preferred securities and to borrow approximately $30 million from LaSalle National Bank.

Derivative Financial Instruments

         Our Company uses off-balance sheet derivatives as part of the overall asset and liability management process and to manage risk related to changes in interest rates. These financial derivatives consist of interest rate swaps.

         As of January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities which was issued in June, 1998 and its amendments, Statement 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and Statement 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June
1999 and June 2000, respectively (collectively referred to as Statement
133). The adoption of Statement 133 is applicable to our derivative financial instruments which include five interest rate swap contracts. The interest rate swaps hedge certificates of deposit (CD's) and are matched with the CD's as to final maturity, interest payment dates and call features. The interest rate swaps are a floating pay-fixed instrument and as such, they convert the fixed rate payment on the CD's to a floating rate and thus hedge the fair value of the CD's from changes in interest rates.

         Upon adoption of Statement 133, the cumulative effect of an accounting change in an amount equal to the accounting effects of the statement as of the beginning of the fiscal year was immaterial.

         During the quarter ended March 31, 2001, our Company recorded the effects of the ineffectiveness of all hedge transactions as part of the income statement line pertaining to each item. The after-tax effect of the changes was a decrease in net income of $1,900.

Recently Issued Accounting Standard

         Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued September 2000 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. Also, it is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

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

         In order to improve the profitability of our banking operations, we have reduced the amount of one- to four-family mortgages we hold in our loan portfolio, while increasing the amount of higher yielding commercial loans. We also have hired several experienced banking professionals with experience in the St. Louis metropolitan area. We have concentrated our focus exclusively on opportunities in the higher-growth St. Louis metropolitan area and, accordingly, have opened new branches, acquired Equality and have entered into an agreement of merger with Southside. We also have implemented company-wide cost-control efforts to enhance efficiencies at our entire operations.

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

RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 2001 was $2.56 million, a 56% increase over the $1.64 million earned for the first quarter of 2000. Basic earnings per share were $0.29 for the first quarter of 2001 compared to $0.27 for the first quarter of 2000. Diluted earnings per share increased 12% to $0.29 for the first quarter of 2001 compared to $0.26 for the first quarter of 2000. The annualized return on average assets for the first quarter of 2001 was 0.91%, an improvement over the 0.87% annualized return on average assets reported for the first quarter of 2000. The return on average equity on an annualized basis was 12.8% for the first quarter of 2001 compared to 13.5% for the first quarter of 2000.

         We have utilized the purchase method of accounting to reflect our business combinations. The purchase method results in the recording of goodwill that is amortized as a non-cash charge to operating expenses. Goodwill amortization included as an operating expense totaled $237,000 for both of the three-month periods ended March 31, 2001 and 2000. Cash net income, which adjusts earnings to exclude goodwill amortization, was $2.8 million and $1.9 million for the quarters ended March 31, 2001 and 2000, respectively. Basic cash earnings per share increased to $0.32 in the first quarter of 2001 compared to $0.31 in the first quarter of 2000. Diluted cash earnings per share increased 7% to $0.32 in the recently completed quarter compared to $0.30 in the 2000 period.

         Total assets at March 31, 2001 and December 31, 2000 totaled $1.14 billion. Asset growth during the period included a $41.0 million increase in loans and a $45.0 million increase in investment securities and fed funds sold and overnight investments and was offset by a $78.0 million decrease in loans held for sale. Deposit balances increased $35.0 million, or 4%, during the first quarter of 2001.

         Net Interest Income. Net interest income for the three months ended March 31, 2001 was $9.0 million, a 25% increase compared to the $7.2 million reported for the first quarter of 2000. This $1.8 million increase was attributable to an increase of $340 million in average earning assets, offset by a 15 basis point decrease in the yield on average earning assets. The $6.9 million increase in interest income was partially offset by a $5.1 million increase in interest expense. The increase in interest expense was the result of a $320 million increase in average interest bearing liabilities and an increase of 40 basis points in the average interest rate paid between the periods.

         Net interest margin for the first quarter of 2001 decreased 58 basis points compared to the first quarter of 2000. The earning assets yield decreased 15 basis points while the overall interest rate paid on interest bearing liabilities increased 40 basis points. The net interest spread decreased 55 basis points comparing the first quarter 2001 to the first quarter 2000. The decreases in the net interest margin and spread were the result of the sharp drop in general interest rates in the beginning of 2001 and the yields on assets decreasing more rapidly than the interest rates on liabilities. During the first quarter of 2001, our average federal funds sold position was $33.2 million which was significantly higher than the first quarter 2000 average balance of $2.5 million. The Equality acquisition helped to improve our liquidity position but contributed to our decrease in net interest margin in the three-month period ended March 31, 2001.

         Interest expense on deposits increased $4.2 million due to a $274 million increase in average interest bearing deposits and due to an increase in the rate paid on deposits from 5.06% in the first quarter of 2000 to 5.52% for the comparable period in 2001. The growth in our deposit base included the acquisition of Equality Bancorp in November 2000, as well as strong internal growth.

         Interest expense on other interest bearing liabilities increased $817,000 in the first quarter of 2001 compared to the first quarter of 2000. Average short- and long-term borrowings also increased $46.4 million in the first three months of 2001 compared to the year earlier quarter. The average rate on short-term borrowings increased 62 basis points while the rate paid on long-term borrowings increased 14 basis points in the first quarter of 2001 compared to the first quarter of 2000.

         The following table sets forth the condensed average balance sheets for the periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

              DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                   Three Months Ended March 31,
                                               ---------------------------------------------------------------------
                                                              2001                               2000
                                               --------------------------------    ---------------------------------
                                                 Average   Int. Earned/  Yield/      Average    Int. Earned/  Yield/
                                                 Balance       Paid       Rate       Balance        Paid       Rate
                                               ----------- ------------  ------    -----------  ------------  ------
                                                                      (Dollars in thousands)
Assets:
Interest earning assets:
   Loans (1)................................   $   872,191  $   19,636    9.13%    $   642,405   $   14,598    9.14%
   Taxable investment securities............       134,709       2,315    6.97          58,656          908    6.22
   Non-taxable investment securities (2)....         5,541          80    5.86           2,290           28    4.91
   Federal funds sold and overnight
     investments............................        33,218         449    5.48           2,481           35    5.70
                                               -----------  ----------             -----------   ----------
     Total interest earning assets..........     1,045,659      22,480    8.72         705,832       15,569    8.87
                                               -----------  ----------             -----------   ----------

Non-interest earning assets:
   Cash and due from banks..................        30,509                              14,004
   Premises and equipment...................        19,358                               9,841
   Other assets.............................        42,728                              27,909
   Allowance for loan losses................       (11,604)                             (8,535)
                                               -----------                         -----------
     Total assets...........................   $ 1,126,650                         $   749,051
                                               ===========                         ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
   Money market/NOW accounts................   $   207,110  $    2,152    4.21%    $   174,514   $    1,895    4.37%
   Savings deposits.........................        27,653         139    2.04          13,081           68    2.09
   Certificates of deposit..................       424,700       6,498    6.21         247,249        3,437    5.59
   Certificates of deposit over $100,000....        80,132       1,128    5.71          55,510          727    5.27
   IRA certificates.........................        45,984         769    6.78          21,376          317    5.96
                                               -----------  ----------             -----------   ----------
     Total interest bearing deposits........       785,579      10,686    5.52         511,730        6,444    5.06
                                               -----------  ----------             -----------   ----------

   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings.............................       107,653       1,572    5.92          80,703        1,064    5.30
   Other borrowings.........................        48,669         760    6.33          29,267          450    6.19
   Guaranteed preferred beneficial
     interest in subordinated debentures....        17,250         442   10.39          17,250          443   10.32
                                               -----------  ----------             -----------   ----------
     Total interest bearing liabilities.....       959,151      13,460    5.69         638,950        8,401    5.29
                                               -----------  ----------             -----------   ----------

Non-interest bearing liabilities and equity:
   Demand deposits..........................        79,540                              57,389
   Other liabilities........................         8,052                               4,434
   Shareholders' equity.....................        79,907                              48,278
                                               -----------                         -----------
     Total liabilities and shareholders'
       equity...............................   $ 1,126,650                         $   749,051
                                               ===========                         ===========
   Net interest income......................                $    9,020                           $    7,168
                                                            ==========                           ==========

Net interest spread.........................                              3.03%                                3.58%
Net interest margin.........................                              3.50%                                4.08%

-----------
(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax-equivalent yield.

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

                                              RATE/VOLUME ANALYSIS

                                                                        Quarter Ended March 31, 2001
                                                                               Compared to the
                                                                        Quarter Ended March 31, 2000
                                                            ----------------------------------------------------
                                                               Volume               Rate             Net Change
                                                            -------------       -------------      -------------
                                                                               (In thousands)
Interest earned on:
Loans.....................................................  $       5,055       $         (17)     $       5,038
Taxable investment securities.............................          1,289                 118              1,407
Non-taxable investment securities.........................             47                   5                 52
Federal funds sold and overnight investments..............            417                  (3)               414
                                                            -------------       -------------      -------------
     Total interest income................................          6,808                 103              6,911
                                                            -------------       -------------      -------------

Interest paid on:
Money market/NOW accounts.................................            331                 (74)               257
Savings deposits..........................................             74                  (3)                71
Certificates of deposit...................................          2,652                 409              3,061
Certificates of deposit over $100,000.....................            337                  64                401
IRA certificates..........................................            404                  48                452
Federal funds purchased, repurchase
   agreements and other short-term
   borrowings.............................................            377                 131                508
Other borrowings..........................................            300                  10                310
Guaranteed preferred beneficial interest
   in subordinated debentures.............................              -                  (1)                (1)
                                                            -------------       -------------      -------------
     Total interest expense...............................          4,475                 584              5,059
                                                            -------------       -------------      -------------

     Net interest income..................................  $       2,333       $        (481)     $       1,852
                                                            =============       =============      =============

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

         Other Income. Other income increased 121% to $2.8 million in the first quarter of 2001 compared to $1.2 million for the three months ended March 31, 2000.

         Service charge income for the three-month period ended March 31, 2001 increased $249,000 or 35%, compared to the first quarter of 2000. This increase was attributable to an increased deposit base and our focus on revenue enhancement programs. Gains on the sales of securities increased to $531,000 for the quarter ended March 31, 2001 from $36,000 for the comparable period in 2000. The securities gains included a $221,000 gain on the sale of a non-governmental investment which allowed us to reinvest the funds in bank qualified investments.

         For the quarter ended March 31, 2001 mortgage banking revenue was $490,000 compared to $53,000 for the quarter ended March 31, 2000. The change was the result of a significant increase in mortgage refinancings and the November 2000 acquisition of Equality's mortgage subsidiary.

         Other Expenses. For the three months ended March 31, 2001 compared to the first quarter of 2000, other expenses increased 33%, to $6.5 million from $4.9 million. The increase in other expenses was a direct result of our acquisition of the six branches of Equality Bancorp.

         Salaries and employee benefits increased 44% to $3.6 million for the three months ended March 31, 2001 compared to $2.5 million for the three months ended March 31, 2000. We had 300 full-time equivalent employees at March 31, 2001 compared to 215 full-time equivalent employees at March 31, 2000. Total annualized cost per full-time equivalent employee was $47,947 for the three months ended March 31, 2001 compared to $46,697 for the corresponding period of 2000.

         Expenses associated with premises and equipment increased $237,000 for the three-month period ended March 31, 2001 compared to the first quarter of 2000, with occupancy expense increasing $187,000 and furniture and equipment increasing $60,000.

         Our efficiency ratio was 55% for the quarter ended March 31, 2001 compared to 59% for the first quarter of 2000. This improvement reflected our commitment to improving our overall efficiency by continuing to emphasize revenue growth while maintaining control over our operating costs.

         Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities at the time of purchase into one of these two categories. At March 31, 2001, held-to-maturity securities amounted to $4.9 million representing those securities we intended to hold to maturity. Securities designated as available-for-sale totaled $144.2 million representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

         For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At March 31, 2001, the securities portfolio totaled $149.0 million, an increase of $14.7 million from December 31, 2000. We maintain a conventional short-term laddered portfolio investment strategy to provide adequate liquidity while minimizing interest rate risk.

         The carrying values of the securities portfolio at the dates indicated were as follows:

                                      INVESTMENT SECURITIES PORTFOLIO

                                                       March 31,          December 31,         March 31,
                                                          2001                2000               2000
                                                     -------------       -------------       -------------
                                                                         (In thousands)

U.S. government and agency securities............    $      38,800       $      49,591       $      38,338
State and municipal securities...................            8,557               8,276               4,741
Mortgage-backed securities.......................           87,545              64,584               9,772
Federal Home Loan Bank stock.....................            9,463               9,463               7,124
Other securities.................................            4,653               2,382                 879
                                                     -------------       -------------       -------------
Total investment securities......................    $     149,018       $     134,296       $      60,854
                                                     =============       =============       =============

         Loans. Loans historically have been the primary component of earning assets. At March 31, 2001, loans totaled $855.1 million, an increase of 5% from year-end 2000. Substantially all of these loans were originated in our market area. At March 31, 2001, we had no foreign loans and only a minimal amount of participations purchased. During the first quarter of 2001, we decreased loans held for sale by $78.3 million through the sale of the majority of the one- to four-family mortgage loans acquired from Equality.

         Multi-family and commercial real estate mortgage loans showed the largest increase of $16.1 million during the first quarter of 2001. The second largest increase in loans involved commercial loans, which increased $13.2 million. The increase in these loans reflected our efforts to grow our commercial loan portfolio, including loans originated by our expanded commercial lending staff. Multi-family and commercial real estate mortgage loans comprised 36% of the portfolio at March 31, 2001 and at year-end 2000. Commercial loans represented 21% and 20% of the loan portfolio, respectively, at March 31, 2001 and December 31, 2000. Real estate construction loans comprised 15% of the loan portfolio at March 31, 2001 and December 31, 2000.

         The following table summarizes the composition of our loan portfolio at the dates indicated:

                                           LENDING AND CREDIT MANAGEMENT

                                               March 31,               December 31,                 March 31,
                                                 2001                      2000                       2000
                                        ----------------------    ----------------------     ----------------------
                                                      Percent                   Percent                    Percent
                                          Amount      of Total       Amount     of Total        Amount     of Total
                                        -----------   --------    -----------   --------      -----------  --------
                                                                  (Dollars in thousands)
Commercial, financial,
   agricultural, municipal and
   industrial development.............. $   178,301     20.85%    $   165,107     20.28%     $   149,326    22.43%
Real estate - construction.............     129,823     15.18         124,517     15.30           75,315    11.31
Real estate - mortgage
   One- to four-family residential.....     199,104     23.28         193,490     23.77          154,149    23.15
   Multi-family and commercial.........     311,814     36.46         295,678     36.33          263,459    39.57
Consumer and other.....................      36,836      4.31          35,975      4.42           24,550     3.69
Less unearned income...................        (733)    (0.08)           (796)    (0.10)            (977)   (0.15)
                                        -----------    ------     -----------   -------      -----------  -------
     Total loans(1).................... $   855,145    100.00%    $   813,971    100.00%     $   665,822   100.00%
                                        ===========    ======     ===========   =======      ===========  =======

------
(1) We had no outstanding foreign loans at the dates reported.

         Asset Quality. Non-performing assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; loans past due 90 days or more as to principal or interest; and other real estate owned. Non-performing assets increased to $7.8 million at March 31, 2001 compared to $3.3 million at December 31, 2000. At March 31, 2001, non-performing assets represented 0.69% of total assets compared to 0.29% at December 31, 2000. Non-accrual loans totaled $5.9 million at March 31, 2001 compared to $0.8 million at December 31, 2000. The increase was attributable to two real estate development loans which have been transferred into non-performing loans during the first quarter of 2001. The bank is working with the two borrowers to liquidate the loans and does not anticipate any loss beyond the specific losses already charged against earnings in addition to the specific reserves of $1.2 million already established. Excluding these two credits, our ratio of non-performing assets to total assets would have been 0.19%, an improvement from 0.29% at December 31, 2000.

         We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the bank's internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses.

         The following table summarizes, at the date presented, non-performing assets by category:

                            RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                       March 31,       December 31,       March 31,
                                                                         2001              2000             2000
                                                                     -----------      -------------       ---------
                                                                                  (Dollars in thousands)
Commercial, financial, agricultural, municipal and industrial development:
     Past due 90 days or more...................................     $       636      $       752       $       110
     Non-accrual................................................             220              222               441
     Restructured terms.........................................               -                -                 -

Real estate - construction
     Past due 90 days or more...................................             302               15                 -
     Non-accrual................................................           4,438                -                 -
     Restructured terms.........................................               -                -                 -

Real estate - mortgage
   One- to four-family residential
     Past due 90 days or more...................................             473            1,179                16
     Non-accrual................................................             982              414               189
     Restructured terms.........................................               -                -                 -
   Multi-family and commercial
     Past due 90 days or more...................................              28              304               210
     Non-accrual................................................             221                -                 -
     Restructured terms.........................................               -                -                 -

Consumer and other, net of unearned income:
     Past due 90 days or more...................................              93               59                 3
     Non-accrual................................................              20              178                59
     Restructured terms.........................................             125                -                 -
                                                                     -----------      -----------       -----------

Total non-performing loans......................................           7,538            3,123             1,028

Other real estate...............................................             301              191               418
                                                                     -----------      -----------       -----------

Total non-performing assets.....................................     $     7,839      $     3,314       $     1,446
                                                                     ===========      ===========       ===========

Ratios:
   Non-performing loans to total loans outstanding..............            0.88%            0.38%             0.15%
   Non-performing assets to total assets........................            0.69             0.29              0.18
   Non-performing loans to shareholders' equity.................            9.35             4.01              2.15
   Allowance for loan losses to total loans.....................            1.40             1.40              1.35
   Allowance for loan losses to non-performing loans............          159.46           366.09            876.17

         Allowance for Loan Losses. The provision for loan losses was $850,000 during the first three months of 2001 compared to $715,000 for the first quarter of 2000. Net charge-offs were $263,000 for the three months ended March 31, 2001 compared to $24,000 for the first quarter of 2000. Net charge-offs for the first three months of 2001 represented 0.03% of average loans, compared to less than 0.01% of average loans for the first three months of 2000.

         The allowance for loan losses increased to $12.0 million at March 31, 2001 compared to $11.4 million at December 31, 2000 and to $9.0 million at March 31, 2000. As a percentage of loans outstanding, the allowance represented 1.40% of loans at March 31, 2001 and December 31, 2000, and 1.35% at March 31, 2000.

         The higher expense provision and the higher allowance percentage were the result of the change in the composition of the loan portfolio and the shift in our lending focus to higher yielding commercial relationships. This shift, while providing higher earnings potential, does entail greater risk than traditional residential mortgage loans. Additional weight has been given to the increased risks associated with the commercial real estate portfolio. Specific allowances have been increased on certain commercial real estate loans based on individual revenues of these borrowers and an estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us. The specific review of these commercial real estate loans resulted in the increase in the percentage of the total allowance allocated to this loan category.

         The allowance for loan losses is provided at a level considered adequate to provide for potential losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio and evaluation of potential problem loans identified based on existing circumstances known to management. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be very high and that our allowance is adequate to absorb potential losses inherent in the portfolio at March 31, 2001.

         The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

                       SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       -------------    -------------
                                                                           (Dollars in thousands)
Allowance for loan losses
   (beginning of period)........................................       $      11,433    $       8,315
Loans charged off:
   Commercial, financial, agricultural,
     municipal and industrial development.......................                 (96)             (19)
   Real estate - construction...................................                (400)               -
   Real estate - mortgage
     One- to four-family residential............................                   -              (10)
     Multi-family and commercial................................                  38                -
   Consumer and other...........................................                 (15)              (6)
                                                                       -------------    -------------
Total loans charged off.........................................                (473)             (35)
                                                                       -------------    -------------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
     municipal and industrial development.......................                  19                7
   Real estate - construction...................................                   -                -
   Real estate - mortgage
     One- to four-family residential............................                 157                -
     Multi-family and commercial................................                  31                -
   Consumer and other...........................................                   3                5
                                                                       -------------    -------------
Total recoveries................................................                 210               12
                                                                       -------------    -------------

Net loans charged off...........................................                (263)             (23)
                                                                       -------------    -------------
Provision for loan losses.......................................                 850              715
                                                                       -------------    -------------
Allowance for loan losses (end of period).......................       $      12,020    $       9,007
                                                                       =============    =============
Loans outstanding:
    Average.....................................................       $     872,191    $     642,405
    End of period...............................................             855,145          665,822

Ratios:
   Net charge-offs to average loans outstanding.................                0.03%            0.01%
   Net charge-offs to provision for loan losses.................               30.94             3.36
   Provision for loan losses to average loans
     outstanding................................................                0.10             0.11
   Allowance for loan loss to total loans outstanding...........                1.40             1.35

         Deposits. Total deposits increased $35.4 million, or 4%, during the first quarter of 2001 compared to December 31, 2000. The increase in deposits consisted primarily of a $21.9 million increase in certificates of deposit. Much of this growth was the result of certificate of deposit promotions during the first quarter of 2001. Non-interest bearing deposits increased by $8.0 million, or 9%, to $94.0 million at March 31, 2001. We have been successful in expanding our deposit base while maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.

         The following table summarizes deposits as of the dates indicated:


                                          DEPOSIT LIABILITY COMPOSITION

                                       March 31,                  December 31,                  March 31,
                                         2001                        2000                         2000
                               ------------------------     ------------------------    ------------------------
                                               Percent                      Percent                     Percent
                                   Amount      of Total        Amount       of Total        Amount      of Total
                               -------------   --------     -------------   --------    -------------   --------
                                                             (Dollars in thousands)
Demand deposits..............  $      94,070     10.53%     $      86,012     10.02%    $      63,174     10.45%
NOW accounts.................         36,458      4.08             32,802      3.83            20,477      3.39
Money market accounts........        175,280     19.62            173,602     20.23           160,022     26.48
Savings deposits.............         28,340      3.17             28,238      3.29            13,338      2.20
Certificates of deposit......        433,880     48.56            413,163     48.15           266,104     44.03
Certificates of deposit
   over $100,000.............         78,625      8.80             78,710      9.17            57,524      9.52
IRA certificates.............         46,853      5.24             45,557      5.31            23,741      3.93
                               -------------    ------      -------------    ------     -------------    ------
     Total deposits..........  $     893,506    100.00%     $     858,084    100.00%    $     604,380    100.00%
                               =============    ======      =============    ======     =============    ======

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

         Liquidity Management. Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base has been attributable to acquisitions, as well as internally generated through product pricing and product development. During the three months ended March 31, 2001 and the year ended December 31, 2000, both of these elements contributed to developing and maintaining long-term liquidity. Our capital position has been maintained through earnings retention and raising of capital. See "- Capital Resources."

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

         We anticipate continued loan demand in our market area as banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $165 million secured credit facility with the Federal Home Loan Bank, under which $118 million and $143 million was outstanding at March 31, 2001 and December 31, 2000, respectively.

         Short-term borrowings decreased $31 million during the first quarter of 2001 while long-term borrowings remained virtually unchanged. Funds received from loans held for sale were used to reduce short-term borrowings. We continue to utilize Federal Home Loan Bank borrowings to fund loan growth while systematically building our deposit base. We anticipate similar use of the Federal Home Loan Bank facility in the foreseeable future.

         We experienced net growth in assets of 0.7% during the first three months of 2001, while deposits increased 4% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity in view of expected future needs.

         Capital Resources. Total shareholders' equity was $81 million at March 31, 2001, compared to $78 million at year-end 2000. The increase in total equity was the result of earnings retention and an increase of $1.4 million in net unrealized gains on available-for-sale securities.

         Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. The principal amount of our term loan was $12.6 million as of March 31, 2001, and matures in November 2001. Allegiant Bank also utilizes its borrowing capacity with the Federal Home Loan Bank.

         We have purchased brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At March 31, 2001, we had $14 million outstanding which matures on various dates through May 3, 2001. We may use brokered deposits in the future as a source of liquidity.

         Dividends paid during the first quarter of 2001 were $0.055 per share, an increase of 10% compared to the $0.05 per share paid in April 2000 for the first quarter of 2000. Our dividend payout ratio was 19% in the first quarter of 2001.

         We also analyze our capital and the capital position of our bank in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors, including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of March 31, 2001, we and our subsidiaries met all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

         As of March 31, 2001, December 31, 2000 and March 31, 2000, Allegiant's and Allegiant Bank's capital ratios were as follows:

                                        March 31, 2001               December 31, 2000                March 31, 2000
                                 ---------------------------    ---------------------------    ---------------------------
                                 Allegiant    Allegiant Bank    Allegiant    Allegiant Bank    Allegiant    Allegiant Bank
                                 ---------    --------------    ---------    --------------    ---------    --------------
Total capital
   (to risk-weighted assets)..     10.97%         11.92%          10.79%         11.65%           9.92%         11.46%
Tier 1 capital
   (to risk-weighted assets)..      9.71          10.67            9.53          10.40            8.50          10.20
Tier 1 capital
   (to average assets)........      7.66           8.39            8.71           9.50            7.22           8.67

         In order to finance the cash consideration to be paid in the merger and related costs of approximately $6 million, we intend, immediately prior to the effective time of the merger, to conduct an offering of approximately $35 million of trust preferred securities and to borrow approximately $30 million from LaSalle National Bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits: See Exhibit Index attached hereto.

         b) Reports on Form 8-K:
               No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.

                                   ALLEGIANT BANCORP, INC.



May 10, 2001                       By: /s/ Thomas A. Daiber
                                       ---------------------------------------
                                       Thomas A. Daiber, Senior Vice President
                                       and Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
-----------                -----------
   11.1                    Computation of Earnings Per Share