Form 10-Q
period 2001-06-30
ALLEGIANT BANCORP INC
filed 2001-08-14
CIK 852642

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                 JUNE 30, 2001
                               ------------------------------------------------



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


                                                   Number of shares
           Title of class                  outstanding as of August 1, 2001
------------------------------------  -----------------------------------------
    Common stock, $0.01 par value                      9,000,395

ALLEGIANT BANCORP, INC.
FORM 10-Q

                                    INDEX
                                                                           Page

PART 1.  FINANCIAL INFORMATION................................................1
  ITEM 1.  FINANCIAL STATEMENTS...............................................1
   CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 30, 2001
     AND 2000 (UNAUDITED) AND DECEMBER 31, 2000...............................1
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE MONTHS
     AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000..............................2
   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
     - SIX MONTHS ENDED JUNE 30, 2001.........................................3
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED
     JUNE 30, 2001............................................................4
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................5
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS................................................8
   DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
     AND INTEREST RATES - THREE MONTHS ENDED JUNE 30, 2001...................11
   DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
     AND INTEREST RATES - SIX MONTHS ENDED JUNE 30, 2001 AND 2000............12
   RATE/VOLUME ANALYSIS - QUARTER AND SIX MONTHS ENDED JUNE 30, 2001
     AND 2000................................................................13
   INVESTMENT SECURITIES PORTFOLIO...........................................15
   LENDING AND CREDIT MANAGEMENT.............................................16
   RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS..............17
   SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION...................19
   DEPOSIT LIABILITY COMPOSITION - JUNE 30, 2001 AND 2000, AND
     DECEMBER 31, 2000.......................................................20
   LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES................................21
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........23
PART II.  OTHER INFORMATION..................................................23
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............23
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................24
   SIGNATURES................................................................25
   EXHIBIT INDEX.............................................................26

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30,                            June 30,
                                                                    2001           December 31,         2000
                                                                (Unaudited)           2000          (Unaudited)
                                                                ------------      -------------     ------------
                                                                (Dollars in thousands, except per share amounts)
ASSETS:
Cash and due from banks...................................      $     30,168      $      30,942     $     22,042
Federal funds sold and overnight investments..............             8,964             16,201              320
Investment securities:
   Available-for-sale (at estimated market value).........           157,807            129,096           54,394
   Held-to-maturity (estimated market value of
     $4,580, $5,207 and $6,399, respectively).............             4,618              5,200            6,574
Loans, net of allowance for loan losses of
   $12,368, $11,433 and $9,580, respectively..............           872,217            802,538          694,185
Loans held for sale.......................................            16,739             88,983                -
Premises and equipment ...................................            19,219             18,487            9,809
Accrued interest and other assets ........................            36,944             33,446           28,609
Cost in excess of fair value of net assets acquired.......            10,300             10,831           11,249
                                                                ------------      -------------     ------------
     Total assets.........................................      $  1,156,976      $   1,135,724     $    827,182
                                                                ============      =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Non-interest bearing...................................      $     89,571      $      86,012     $     65,925
   Interest bearing.......................................           681,498            693,362          510,958
   Certificates of deposit of $100,000 or more............           100,741             78,710           62,523
                                                                ------------      -------------     ------------
Total deposits............................................           871,810            858,084          639,406
                                                                ------------      -------------     ------------
Short-term borrowings.....................................            95,739            126,262           86,490
Long-term debt............................................            83,534             48,689           30,860
Guaranteed preferred beneficial interest in
   subordinated debentures................................            17,250             17,250           17,250
Accrued expenses and other liabilities....................             4,531              7,633            4,084
                                                                ------------      -------------     ------------
     Total liabilities....................................         1,072,864          1,057,918          778,090
                                                                ------------      -------------     ------------

Shareholders' equity:
   Common Stock, $0.01 par value - authorized 20,000,000
     shares; issued 8,976,306 shares, 8,897,111 shares
     and 6,072,587 shares, respectively...................                95                 94               66
   Capital surplus........................................            61,371             60,798           42,373
   Retained earnings......................................            20,545             16,195           13,058
   Accumulated other comprehensive income (loss)..........             2,101                719             (790)
   Treasury stock, at cost, 0 shares,
     0 shares and 554,775 shares, respectively............                 -                  -           (5,615)
                                                                ------------      -------------     ------------
   Total shareholders' equity.............................            84,112             77,806           49,092
                                                                ------------      -------------     ------------
     Total liabilities and shareholders' equity...........      $  1,156,976      $   1,135,724     $    827,182
                                                                ============      =============     ============

See Notes to Condensed Consolidated Financial Statements.

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                            -----------------------------    -----------------------------
                                                                2001             2000            2001             2000
                                                            -------------   -------------    -------------   -------------
                                                                   (In thousands, except share and per share data)
Interest income:
   Interest and fees on loans.............................  $      18,693   $      16,085    $      38,329   $      30,683
   Investment securities..................................          2,469             938            4,864           1,874
   Federal funds sold and overnight investments...........            359               6              808              41
                                                            -------------   -------------    -------------   -------------
Total interest income.....................................         21,521          17,029           44,001          32,598
                                                            -------------   -------------    -------------   -------------

Interest expense:
   Interest on deposits...................................          9,919           7,233           20,604          13,677
   Interest on short-term borrowings......................          1,448           1,462            3,020           2,526
   Interest on long-term debt.............................            986             407            1,746             857
   Interest on guaranteed preferred beneficial
     interest in subordinated debentures..................            442             442              885             885
                                                            -------------   -------------    -------------   -------------
Total interest expense....................................         12,795           9,544           26,255          17,945
                                                            -------------   -------------    -------------   -------------

Net interest income.......................................          8,726           7,485           17,746          14,653
Provision for loan losses.................................            850             850            1,700           1,565
                                                            -------------   -------------    -------------   -------------
Net interest income after provision
   for loan losses........................................          7,876           6,635           16,046          13,088
                                                            -------------   -------------    -------------   -------------

Other income:
   Service charges and other fees.........................            992             760            1,947           1,380
   Net gain on sale of securities.........................            383             137              915             173
   Other income...........................................          1,994             714            3,264           1,307
                                                            -------------   -------------    -------------   -------------
Total other income........................................          3,369           1,611            6,126           2,860
                                                            -------------   -------------    -------------   -------------

Other expenses:
   Salaries and employee benefits.........................          3,903           2,868            7,499           5,379
   Occupancy and furniture and equipment..................            999             700            2,040           1,604
   Other operating expenses...............................          2,049           2,008            3,945           3,523
                                                            -------------   -------------    -------------   -------------
Total other expenses......................................          6,951           5,576           13,484          10,506
                                                            -------------   -------------    -------------   -------------

Income before income taxes................................          4,294           2,670            8,688           5,442
Provision for income taxes................................          1,490           1,084            3,323           2,221
                                                            -------------   -------------    -------------   -------------

Net income................................................  $       2,804   $       1,586    $       5,365   $       3,221
                                                            =============   =============    =============   =============

Per share data:
   Net Income
     Basic................................................  $        0.31   $        0.26    $        0.60   $        0.53
     Diluted..............................................           0.31            0.26             0.60            0.52

   Weighted average common shares outstanding:
     Basic................................................      8,912,501       6,072,588        8,868,572       6,106,169
     Diluted..............................................      8,977,700       6,094,261        8,932,375       6,138,101

See Notes to Condensed Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                              Accumulated
                                                                                 Other         Total
                                        Common      Capital     Retained     Comprehensive  Shareholders'   Comprehensive
                                         Stock      Surplus     Earnings         Income        Equity          Income
                                       --------    ---------    --------     -------------  -------------   -------------
Balance December 31, 2000............. $     94    $  60,798    $ 16,195       $     719      $  77,806
Net income............................        -            -       5,365               -          5,365       $   5,365
Change in net unrealized gains
   on available-for-sale securities...        -            -           -           1,382          1,382           1,382
                                                                                                              ---------
Comprehensive income..................        -            -           -               -              -       $   6,747
                                                                                                              =========
Issuance of common stock..............        2        1,494           -               -          1,496
Merger-related recapitalization.......       (1)        (921)          -               -           (922)
Dividends.............................        -            -      (1,015)              -         (1,015)
                                       --------    ---------    --------       ---------      ---------
Balance June 30, 2001................. $     95    $  61,371    $ 20,545       $   2,101      $  84,112
                                       ========    =========    ========       =========      =========

Reclassification adjustments:
   Unrealized gains on
     available-for-sale securities....                                         $   2,297
   Less:
     Reclassification adjustment for
       gains realized included in
       net income.....................                                               915
                                                                               ---------
   Net unrealized gains on
     available-for-sale securities....                                         $   1,382
                                                                               =========


See Notes to Condensed Consolidated Financial Statements

ALLEGIANT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                     --------------------------------
                                                                         2001                2000
                                                                     -------------      -------------
                                                                              (In thousands)
OPERATING ACTIVITIES:
   Net income.....................................................   $       5,365      $       3,221
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization..............................           1,435              1,298
       Provision for loan losses..................................           1,700              1,565
       Net realized gains on securities available-for-sale........            (915)              (173)
       Net gain on sale of mortgage loans.........................             (20)                 -
       Other changes in assets and liabilities:
         Accrued interest receivable and other assets.............           1,322               (911)
         Accrued expenses and other liabilities...................          (3,102)             1,020
                                                                     -------------      -------------
         Cash provided by operating activities....................           5,785              6,020
                                                                     -------------      -------------

INVESTING ACTIVITIES:
   Merger-related recapitalization related to the acquisition
     of Equality Bancorp, Inc.....................................            (922)                 -
   Proceeds from maturities of securities held-to-maturity........             582              5,594
   Purchase of investment securities held-to-maturity.............               -               (500)
   Proceeds from maturities of securities available-for-sale......          35,778              2,590
   Proceeds from sales of securities available-for-sale...........           5,127              8,066
   Purchase of investment securities available-for-sale...........         (66,576)           (15,803)
   Loans made to customers, net of repayments.....................         (66,547)           (88,874)
   Proceeds from sale of mortgage loans...........................          67,432                  -
   Purchase of bank-owned life insurance..........................          (5,506)           (15,249)
   Additions to premises and equipment............................          (1,693)              (736)
                                                                     -------------      -------------
         Cash used in investing activities........................         (32,325)          (104,912)
                                                                     -------------      -------------

FINANCING ACTIVITIES:
   Net increase in deposits.......................................          13,726             90,940
   Net increase (decrease) in short-term borrowings...............         (30,523)               629
   Net increase in long-term debt.................................          35,000              5,000
   Repayment of long-term debt....................................            (155)                 -
   Proceeds from issuance of common stock.........................           1,496                  -
   Repurchase of common stock.....................................               -             (1,439)
   Payment of dividends...........................................          (1,015)              (645)
                                                                     -------------      -------------
         Cash provided by financing activities....................          18,529             94,485
                                                                     -------------      -------------

   Net decrease in cash and cash equivalents......................          (8,011)            (4,407)
   Cash and cash equivalents, beginning of period.................          47,143             26,769
                                                                     -------------      -------------
   Cash and cash equivalents, end of period.......................   $      39,132      $      22,362
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Comprehensive Income

     During the second quarter of 2001 and 2000, total comprehensive income amounted to $2.8 million and $1.6 million, respectively. Year-to-date comprehensive income for the first half of 2001 and 2000 was $6.7 million and $3.2 million, respectively.

Acquisitions

     In November 2000, we acquired Equality Bancorp, Inc. Equality Bancorp was the parent company of Equality Savings Bank, a Missouri state-chartered savings bank headquartered in St. Louis with seven locations, primarily in the Southern half of the greater St. Louis, Missouri metropolitan area. We exchanged approximately 2.7 million shares of our common stock for all of the outstanding common stock of Equality Bancorp. At closing, Equality Bancorp reported total assets of $300 million.

     On April 30, 2001, we entered into a definitive agreement for a merger with Southside Bancshares Corp. ("Southside"). Southside is a bank holding company with four subsidiary banks in and around St. Louis, Missouri and at June 30, 2001, reported consolidated total assets of $775 million. The merger, which is subject to shareholder and regulatory approval, is expected to close late in the third quarter or early in the fourth quarter of this year. Under the terms of the agreement, Southside shareholders will receive cash in the amount of $14 for 50% of their shares and 1.39 shares of the surviving company for each share of Southside stock for the other 50% of their common shares. Each Southside shareholder will be entitled to elect the form of consideration to be received, subject to proration of the oversubscribed pool of consideration. Under the terms of the agreement, we expect to exchange a total of approximately 5.8 million shares of the surviving company common stock plus $59 million in cash for all of the outstanding common stock of Southside. In order to finance the cash consideration to be paid in the merger and related costs of approximately $6 million, we intend, immediately prior to the effective time of the merger, to issue approximately $30 to $35 million of trust preferred securities and to borrow up to $35 million from a bank.

     The merger with Southside will be accounted for in accordance with Statements of Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, which are discussed under "Recently Issued Accounting Standards."

Derivative Financial Instruments.

     Our Company uses off-balance sheet derivatives as part of the overall asset and liability management process and to manage risk related to changes in interest rates. These financial derivatives consist of interest rate swaps.

     As of January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, and its amendments, Statement 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and Statement 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as "Statement 133"). The adoption of Statement 133 is applicable to our derivative financial instruments which include five interest rate swap contracts. The interest rate swaps hedge certificate of deposits (CD's) and are matched with the CD's as to final maturity, interest payment dates and call features. The interest rate swaps are a floating pay-fixed instrument and as such, they convert the fixed rate payment on the CD's to a floating rate and thus hedge the fair value of the CD's from changes in interest rates.

     Upon adoption of Statement 133, the cumulative effect of an accounting change in an amount equal to the accounting effects of the statement as of the beginning of the fiscal year was immaterial.

     During the three-month and six-month periods ended June 30, 2001, our Company recorded the effects of the ineffectiveness of all hedge transactions as part of the income statement line pertaining to each item. The after-tax effect of the changes was immaterial to our June 30, 2001 consolidated financial statements.

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 140 ("SFAS 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued September 2000 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. Also, it is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairments tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $948,000 ($0.11 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of those tests will be on the earnings and financial position of the Company.

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

     Our primary financial objectives are to continue to grow our loan portfolio while maintaining high asset quality, expand our core deposit base to provide a cost-effective and stable source of funding our loan portfolio and increase non-interest income while maintaining strong expense controls. We have sought to maintain high asset quality while managing growth both internally and by acquisition.

RESULTS OF OPERATIONS

     Net income for the three months ended June 30, 2001 was $2.8 million, a 75% increase over the $1.6 million earned for the second quarter of 2000. Basic and diluted earnings per share increased 19% to $0.31 for the second quarter of 2001 compared to $0.26 for the second quarter of 2000. The annualized return on average assets for the second quarter of 2001 was 0.98% compared to 0.79% reported for the second quarter of 2000. The return on average equity on an annualized basis was 14% for the second quarter of 2001 compared to 13% for the second quarter of 2000.

     Net income for the six-month period ended June 30, 2001 was $5.4 million, a 69% increase over the $3.2 million earned for the six-month period ended June 30, 2000. Basic earnings per share increased 13% to $0.60 from $0.53, and diluted earnings per share increased 15% to $0.60 from $0.52 in the respective six-month periods. The annualized return on average assets was 0.95% and the annualized return on average equity was 13% for the six months ended June 30, 2001. This compares to, on an annualized basis, a return on average assets of 0.83% and a return on average equity of 13% for the corresponding period in 2000.

     We have utilized the purchase method of accounting to reflect our business combinations. The purchase method results in the recording of goodwill that is amortized as a non-cash charge included in operating expenses. Goodwill amortization included as an operating expense totaled $237,000 and $475,000, respectively, for both of the three- and six-month periods ended June 30, 2001 and 2000. Cash net income, which adjusts earnings to exclude goodwill amortization, was $3.0 million and $5.8 million, respectively, for the three and six months ended June 30, 2001, and $1.8 million and $3.7 million, respectively, for the three and six months ended June 30, 2000, respectively. Diluted cash earnings per share increased 13% to $0.34 in the second quarter of 2001 from $0.30 in the second quarter of 2000. Diluted cash earnings per share increased 8% to $0.65 for the six months ended June 30, 2001 from $0.60 in the 2000 period.

     Total assets at June 30, 2001 increased to $1.2 billion from $1.1 billion at December 31, 2000. Asset growth during the period was primarily in loans which, before the allowance for loan losses, increased $71 million, or 9% and investment securities which increased $29 million or 22%. Deposit balances increased $14 million, or 2%, during the first six months of 2001. Certificates of deposit decreased $17 million or 3% as we lowered our certificate of deposit rates. Money market deposits increased $17 million or 10% and savings deposits grew $8 million or 29% as we promoted these lower cost deposit products. Non-interest bearing deposits also increased $4 million or 5% during the first six months of 2001.

     Net Interest Income. Net interest income for the three months ended June 30, 2001 was $8.7 million, a 16% increase compared to $7.5 million reported for the second quarter of 2000. This $1.2 million increase was attributable to an increase of $314 million in average earning assets partially offset by a 101 basis point decrease in the yield on earning assets. The $4.5 million increase in interest income was partially offset by a $3.3 million increase in interest expense. The increase in interest expense was the result of a $277 million increase in average interest bearing liabilities offset by a decrease of 25 basis points in the average interest rate paid between the periods.

     Net interest margin for the second quarter of 2001 decreased 72 basis points compared to the second quarter of 2000. The earning assets yield decreased 101 basis points and the overall interest rate paid on interest bearing deposits decreased 23 basis points. Accordingly, the net interest spread decreased 76 basis points in the second quarter of 2001 compared to the second quarter of 2000.

     Interest expense on deposits increased $2.7 million due to a $236 million increase in average interest bearing deposits, offset by a decrease in the rate paid on deposits from 5.30% in the second quarter of 2000 to 5.07% for the comparable quarter in 2001. The increase in interest expense on deposits consisted primarily of a $2.6 million increase in interest expense on certificates of deposit. The average balance of certificates of deposit increased by $178 million from the second quarter of 2001 to the second quarter of 2000. We have continued to build our deposit base while maintaining our focus on personal service. The growth in average balance of certificates of deposit was the result of special promotions of these products during 2000.

     Interest expense on other interest bearing liabilities increased $0.6 million in the second quarter of 2001 compared to the second quarter of 2000. Average short- and long-term borrowings also increased $41 million in the second quarter of 2001 compared to the second quarter of the prior year. The average rate on short-term borrowings decreased 19 basis points, while the rate paid on long-term borrowings in the second quarter of 2001 decreased 25 basis points compared to the second quarter of 2000.

     Net interest income for the six months ended June 30, 2001 was $17.7 million, a 20% increase compared to the $14.7 million reported for the corresponding period in 2000. This $3.0 million increase was attributable to an increase of $327 million in average earning assets and a 59 basis point decrease in the yield on earning assets. The $11.4 million increase in interest income was partially offset by a $8.4 million increase in interest expense. The increase in interest expense was the result of a $299 million increase in average interest bearing liabilities and an increase of 6 basis points in the average interest rate paid. Gross income was primarily attributable to the acquisition of Equality in November 2000, as well as internally generated growth.

     Net interest margin for the first six months of 2001 decreased 66 basis points compared to the corresponding period in 2000. The earning assets yield decreased 59 basis points primarily due to the effect of a decrease in the yield on floating interest rate loans. The overall interest rate paid on interest bearing deposits increased 10 basis points primarily due to the rates paid on certificates of deposit in the first six months of 2001 compared to 2000. Accordingly, the net interest spread decreased 65 basis points comparing the first six months of 2001 to the first six months of 2000.

     The following tables set forth the condensed average balance sheets for the periods reported. Also shown is the average yield on each category of interest earning assets and the average rate paid on interest bearing liabilities for each of the periods reported.

              DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                    Three Months Ended June 30,
                                               -------------------------------------------------------------------
                                                            2001                               2000
                                               -------------------------------    --------------------------------
                                                 Average   Int. Earned/ Yield/      Average   Int. Earned/  Yield/
                                                 Balance       Paid      Rate       Balance       Paid       Rate
                                               ----------- ------------ ------    ----------- ------------  ------
                                                                       (Dollars in thousands)
Assets:
Interest earning assets:
Loans (1)...................................   $   883,209  $   18,693   8.49%    $   691,452  $   16,085    9.36%
Taxable investment securities...............       145,279       2,386   6.59          55,250         882    6.42
Non-taxable investment securities (2).......         5,811          83   5.73           3,940          56    5.72
Federal funds sold and overnight
   investments..............................        30,643         359   4.70             350           6    6.89
                                               -----------  ----------            -----------  ----------
     Total interest earning assets..........     1,064,942      21,521   8.11         750,992      17,029    9.12
                                               -----------                        -----------  ----------

Non-interest earning assets:
Cash and due from banks.....................        25,232                             15,751
Premises and equipment......................        19,366                              9,878
Other assets................................        47,207                             39,722
Allowance for loan losses...................       (12,040)                            (9,230)
                                               -----------                        -----------
     Total assets...........................   $ 1,144,707                        $   807,113
                                               ===========                        ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market and NOW accounts...............   $   220,367  $    2,006    3.65%   $   178,399  $    2,015    4.54%
Savings deposits............................        29,339         149    2.04         13,219          69    2.10
Certificates of deposit.....................       395,830       5,702    5.78        277,543       4,036    5.85
Certificates of deposit over $100,000.......        93,652       1,282    5.49         55,338         738    5.36
IRA certificates............................        45,845         780    6.82         24,305         375    6.21
                                               -----------  ----------            -----------  ----------
     Total interest bearing deposits........       785,033       9,919    5.07        548,804       7,233    5.30
                                               -----------  ----------            -----------  ----------

Federal funds purchased, repurchase
   agreements and other short-term
   borrowings...............................       100,995       1,448    5.75         99,068       1,462    5.94
Other borrowings............................        65,196         986    6.07         25,915         407    6.32
Guaranteed preferred beneficial
   interest in subordinated debentures......        17,250         442   10.28         17,250         442   10.31
                                               -----------  ----------            -----------  ----------
     Total interest bearing liabilities.....       968,474      12,795    5.30        691,037       9,544    5.55
                                               -----------  ----------            -----------  ----------

Non-interest bearing liabilities and equity:
Demand deposits.............................        85,568                             62,629
Other liabilities...........................         8,094                              4,568
Shareholders' equity........................        82,751                             48,879
                                               -----------                        -----------
     Total liabilities and shareholders'
       equity...............................   $ 1,144,707                        $   807,113
                                               ===========                        ===========
     Net interest income....................                $    8,726                         $    7,485
                                                            ==========                         ==========

     Net interest spread....................                              2.81%                              3.57%
     Net interest margin....................                              3.29                               4.01

-------------
(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax-equivalent yield.

              DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                     Six Months Ended June 30,
                                               -------------------------------------------------------------------
                                                              2001                               2000
                                               -------------------------------    --------------------------------
                                                 Average   Int. Earned/ Yield/      Average   Int. Earned/  Yield/
                                                 Balance       Paid      Rate       Balance       Paid       Rate
                                               ----------- ------------ ------    ----------- ------------  ------
                                                                       (Dollars in thousands)
Assets:
Interest earning assets:
Loans (1)...................................   $   877,730  $   38,329   8.81%    $   666,929  $   30,683    9.25%
Taxable investment securities...............       139,971       4,701   6.77          56,953       1,790    6.32
Non-taxable investment securities (2).......         5,729         163   5.74           3,115          84    5.42
Federal funds sold and overnight
   investments..............................        31,923         808   5.10           1,415          41    5.83
                                               -----------  ----------            -----------  ----------
     Total interest earning assets..........     1,055,353      44,001   8.41         728,412      32,598    9.00
                                               -----------  ----------            -----------  ----------

Non-interest earning assets:
Cash and due from banks.....................        25,955                             14,877
Premises and equipment......................        19,318                              9,859
Other assets................................        46,800                             33,543
Allowance for loan losses...................       (11,823)                            (8,883)
                                               -----------                        -----------
     Total assets...........................   $ 1,135,603                        $   777,808
                                               ===========                        ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
Money market and NOW accounts...............   $   213,775  $    4,158   3.92%    $   176,456  $    3,911    4.46%
Savings deposits............................        28,500         288   2.04          13,150         137    2.10
Certificates of deposit.....................       410,186      12,199   6.00         262,396       7,473    5.73
Certificates of deposit over $100,000.......        86,929       2,410   5.59          55,424       1,465    5.32
IRA certificates............................        45,914       1,549   6.80          22,841         691    6.08
                                               -----------  ----------            -----------  ----------
     Total interest bearing deposits........       785,304      20,604   5.29         530,267      13,677    5.19
                                               -----------  ----------            -----------  ----------

Federal funds purchased, repurchase
   agreements and other short-term
   borrowings...............................       104,306       3,020   5.84          89,886       2,526    5.65
Other borrowings............................        56,978       1,746   6.18          27,591         857    6.25
Guaranteed preferred beneficial
   interest in subordinated debentures......        17,250         885  10.35          17,250         885   10.32
                                               -----------  ----------            -----------  ----------
     Total interest bearing liabilities.....       963,838      26,255   5.49         664,994      17,945    5.43
                                               -----------  ----------            -----------  ----------

Non-interest bearing liabilities and equity:
Demand deposits.............................        82,619                             60,009
Other liabilities...........................         7,727                              4,380
Shareholders' equity........................        81,419                             48,425
                                               -----------                        -----------
     Total liabilities and shareholders'
       equity...............................   $ 1,135,603                        $   777,808
                                               ===========                        ===========
   Net interest income......................                $   17,746                         $   14,653
                                                            ==========                         ==========

Net interest spread.........................                             2.92%                               3.57%
Net interest margin.........................                             3.39                                4.05

---------------
(1) Average balances include non-accrual loans.
(2) Presented at actual yield rather than tax-equivalent yield.

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

                                                RATE/VOLUME ANALYSIS

                                          Quarter Ended June 30, 2001             Six Months Ended June 30, 2001
                                               Compared to the                           Compared to the
                                          Quarter Ended June 30, 2000             Six Months Ended June 30, 2000
                                     ------------------------------------       -----------------------------------

                                                                   Net                                      Net
                                      Volume         Rate        Change          Volume        Rate        Change
                                     ---------     --------     ---------       --------     --------     ---------
                                                                     (In thousands)
Interest earned on:
Loans............................... $   4,199     $ (1,591)    $   2,608       $  9,178     $ (1,532)    $   7,646
Taxable investment securities.......     1,481           23         1,504          2,776          135         2,911
Non-taxable investment
   securities.......................        27            -            27             75            4            79
Federal funds sold and
   other investments................       356           (3)          353            774           (7)          767
                                     ---------     --------     ---------       --------     --------     ---------
Total interest income...............     6,063       (1,571)        4,492         12,803       (1,400)       11,403
                                     ---------     --------     ---------       --------     --------     ---------

Interest paid on:
Money market and NOW accounts.......       426         (435)           (9)           759         (512)          247
Savings deposits....................        83           (3)           80            156           (5)          151
Certificates of deposit.............     1,716          (50)        1,666          4,362          364         4,726
Certificates of deposit
   over $100,000....................       527           17           544            868           77           945
IRA certificates....................       366           39           405            769           89           858
Federal funds purchased and
   other short-term borrowings......        30          (44)          (14)           409           85           494
Long-term borrowings................       597          (18)          579            900          (11)          889
                                     ---------     --------     ---------       --------     --------     ---------
Total interest expense..............     3,745         (494)        3,251          8,223           87         8,310
                                     ---------     --------     ---------       --------     --------     ---------

Net interest income................. $   2,318     $ (1,077)    $   1,241       $  4,580     $ (1,487)    $   3,093
                                     =========     ========     =========       ========     ========     =========

Note: The change in interest due to the combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amount of the changes in each.

     Other Income. Other income increased $1.8 million, or 109%, to $3.4 million for the three months ended June 30, 2001 compared to the second quarter of 2000. Service charge and other fee income for the three-month period ended June 30, 2001 increased $232,000, or 31%, compared to the second quarter of 2000. This increase was attributable to an increased deposit base and our focus on revenue enhancement programs. In March 2000, we made an investment in bank-owned life insurance that resulted in $213,000 of income for the second quarter of 2000 and $286,000 in the same period of 2001. For the quarter ended June 30, 2001, mortgage banking revenue was $1.1 million compared to $57,000 for the quarter ended June 30, 2000. The change was the result of an increase in mortgage refinancings as a result of lower overall market interest rates and from the acquisition of Equality's mortgage operations in November 2000.

     Other income increased $3.2 million, or 110%, from $2.9 million to $6.1 million for the six months ended June 30, 2000 and 2001, respectively. The reasons underlying the variations in other income categories discussed above for the three-month periods also were applicable to the year-to-date amounts.

     Other Expenses. For the three months ended June 30, 2001 compared to the second quarter of 2000, other expenses increased $1.4 million, or 25%, to $7.0 million from $5.6 million. The increase in other expenses includes increased salaries and benefit expense and the costs associated with operating the branches acquired from Equality in November 2000.

     Salaries and employee benefits increased 34% to $3.9 million for the three months ended June 30, 2001 compared to $2.9 million for the three months ended June 30, 2000. We had 318 full-time equivalent employees at June 30, 2001 compared to 219 full-time equivalent employees at June 30, 2000. Total annualized cost per full-time equivalent employee was $49,094 for the three months ended June 30, 2001 compared to $52,384 for the corresponding period of 2000.

     Expenses associated with premises and equipment also increased for the quarter ended June 30, 2001 compared to the second quarter of 2000, with occupancy expense increasing $212,000, or 47%, and furniture and equipment increasing $87,000, or 10%. The increases in these expense categories were directly related to additional costs associated with the former Equality branches.

     Our efficiency ratio was 57% for the quarter ended June 30, 2001 compared to 61% for the second quarter of 2000. This improvement reflected our commitment to improving our overall efficiency by continuing to emphasize revenue growth, while maintaining control over our operating costs as we continue to expand our banking franchise.

     For the six months ended June 30, 2001, other expenses increased $3.0 million, or 29%, to $13.5 million from $10.5 million for the corresponding period in 2000. The variances in expense categories discussed above for the three-month periods also applicable to the year-to-date amounts. Our efficiency ratio was 56% for the first six months of 2001 compared to 60% for the six months ended June 30, 2000.

     Securities Portfolio. Our securities portfolio consists of securities classified as held-to-maturity and available-for-sale. We designate these securities upon purchase into one of these two categories. At June 30, 2001, held-to-maturity securities amounted to $5 million, representing those securities we intend to hold to maturity. Securities designated as available-for-sale totaled $158 million, representing securities which we may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment patterns.

     For purposes of this discussion, held-to-maturity and available-for-sale securities are described as the securities portfolio. At June 30, 2001, the securities portfolio totaled $162 million, an increase of $28 million from December 31, 2000. We maintain a conventional short-term laddered portfolio investment strategy to afford adequate liquidity while minimizing interest rate risk.

     The carrying values of the securities portfolio at the dates indicated were as follows:

                                     INVESTMENT SECURITIES PORTFOLIO

                                                        June 30,          December 31,          June 30,
                                                          2001                2000                2000
                                                     -------------       -------------       -------------
                                                                         (In thousands)

U.S. government and agency securities............    $      42,585       $      49,591       $      38,001
State and municipal securities...................            8,430               8,276               8,338
Mortgage-backed securities.......................           96,720              64,584               9,257
Federal Home Loan Bank stock.....................            9,463               9,463               4,936
Other securities.................................            5,227               2,382                 436
                                                     -------------       -------------       -------------
   Total investment securities...................    $     162,425       $     134,296       $      60,968
                                                     =============       =============       =============

     Loans. Loans historically have been the primary component of earning assets. At June 30, 2001, loans totaled $885 million, an increase of 9% from year-end 2000. Substantially all of these loans were originated in our market area. At June 30, 2001, we had no foreign loans and only a minimal amount of participations purchased.

     Multi-family and commercial real estate mortgage loans increased $61 million, or 21%, during the first six months of 2001 while commercial loans increased $16 million or 10%. The increase in these loans reflected our continued efforts to grow our commercial loan portfolio, including loans originated by our expanded commercial lending staff. Real estate construction loans decreased $11 million, or 9%, at June 30, 2001 compared to December 31, 2000 as several construction projects were completed and the related loans originated in 2000 were paid down. Real estate construction loans comprised 13% of the loan portfolio at June 30, 2001, compared to 15% at December 31, 2000. Multi-family and commercial real estate mortgage loans comprised 40% of the portfolio at June 30, 2001 and 36% at year-end 2000.

     The following table summarizes the composition of our loan portfolio at the dates indicated:

                                           LENDING AND CREDIT MANAGEMENT

                                               June 30,                December 31,                 June 30,
                                                 2001                      2000                       2000
                                        ---------------------     ----------------------     ---------------------
                                                     Percent                    Percent                   Percent
                                           Amount    of Total        Amount     of Total        Amount    of Total
                                        -----------  --------     -----------   --------     -----------  --------
                                                                   (Dollars in thousands)
Commercial, financial,
   agricultural, municipal and
   industrial development.............  $   181,226     20.49%    $   165,107     20.28%     $   154,699    21.98%
Real estate - construction............      113,147     12.79         124,517     15.30           92,070    13.08
Real estate - mortgage
   One- to four-family residential....      190,945     21.59         193,490     23.77          163,107    23.18
   Multi-family and commercial........      356,612     40.31         295,678     36.33          266,219    37.83
Consumer and other....................       43,525      4.92          35,975      4.42           28,540     4.06
Less unearned income..................         (870)    (0.10)           (796)    (0.10)            (870)   (0.12)
                                        -----------    ------     -----------    ------      -----------   ------
     Total loans(1)...................  $   884,585    100.00%    $   813,971    100.00%     $   703,765   100.00%
                                        ===========    ======     ===========    ======      ===========   ======

--------------
(1) We had no outstanding foreign loans at the dates reported.

     Asset Quality. Non-performing assets consist of the following: non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial condition of the borrower; loans past due 90 days or more as to principal or interest; and other real estate owned. Non-performing assets increased to $9.3 million at June 30, 2001 compared to $7.8 million at March 31, 2001 and $3.3 million at December 31, 2000. At June 30, 2001, non-performing assets represented 0.80% of total assets compared to 0.69% at March 31, 2001 and 0.29% at December 31, 2000. Non-accrual loans totaled $6.9 million at June 30, 2001 compared to $5.9 million at March 31, 2001 and $814,000 at December 31, 2000. The increase was attributable to two real estate development loans which were transferred into non-performing loans during the first quarter of 2001 and one commercial loan which became non-performing in the second quarter of 2001. The bank is working with these borrowers to liquidate the loans and does not anticipate any loss beyond the specific losses already charged against earnings in addition to the specific reserves of $1.2 million already established. Excluding these three credits, our ratio of non-performing assets to total assets at June 30, 2001 would have been 0.34% compared to 0.29% at December 31, 2000.

     We continually analyze our loan portfolio to identify potential risk elements. The loan portfolio is reviewed by lending management and the bank's internal loan review staff. As an integral part of their examination process, the various regulatory agencies periodically review our allowance for loan losses.

     The following table summarizes, at the date presented, non-performing assets by category:

                       RISK ELEMENTS - NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                                                                   June 30,      December 31,     June 30,
                                                                     2001            2000           2000
                                                                 -----------    -------------    ----------
                                                                           (Dollars in thousands)
Commercial, financial, agricultural, municipal and
  industrial development:
     Past due 90 days or more.................................    $     278       $    752       $       -
     Non-accrual..............................................        1,307            222             399
     Restructured terms.......................................           55              -               -

Real estate - construction
     Past due 90 days or more.................................          275             15               -
     Non-accrual..............................................        4,392              -               -
     Restructured terms.......................................            -              -               -

Real estate - mortgage
   One- to four-family residential
     Past due 90 days or more.................................        1,635          1,179              81
     Non-accrual..............................................        1,075            414             113
     Restructured terms.......................................            -              -               -
   Multi-family and commercial
     Past due 90 days or more.................................            -            304               -
     Non-accrual..............................................            -              -               -
     Restructured terms.......................................           99              -               -

Consumer and other, net of unearned income:
     Past due 90 days or more.................................           25             59               4
     Non-accrual..............................................          101            178             232
     Restructured terms.......................................            -              -               -
                                                                  ---------       --------       ---------

Total non-performing loans....................................        9,088          3,123             829

Other real estate.............................................          164            191             392
                                                                  ---------       --------       ---------

Total non-performing assets...................................    $   9,252       $  3,314       $   1,221
                                                                  =========       ========       =========

Ratios:
     Non-performing loans to total loans outstanding..........         1.03%          0.38%           0.12%
     Non-performing assets to total assets....................         0.80           0.29            0.15
     Non-performing loans to shareholders' equity.............        10.80           4.01            1.69
     Allowance for loan losses to total loans.................         1.40           1.40            1.36
     Allowance for loan losses to non-performing loans........       136.09         366.09        1,155.61

     Allowance for Loan Losses. The provision for loan losses was $1.7 million during the first six months of 2001 compared to $1.6 million for the first six months of 2000. Net charge-offs were $765,000 for the six months ended June 30, 2001 compared to $300,000 for the first six months of 2000. Net charge-offs for the first six months of 2001 represented 0.09% of average loans, compared to 0.05% of average loans for the first six months of 2000.

     The allowance for loan losses increased to $12.4 million at June 30, 2001 compared to $9.6 million at June 30, 2000. As a percentage of loans outstanding, the allowance represented 1.40% of loans at June 30, 2001 and December 31, 2000 and 1.36% at June 30, 2000.

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

     The allowance for loan losses is provided at a level considered adequate to provide for potential losses and, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio and the evaluation of potential problem loans identified based on existing circumstances known to management. We continually monitor the quality of the loan portfolio to ensure the timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. We presently believe that our asset quality, as measured by the statistics in the following table, continues to be very high and that our allowance was adequate to absorb potential losses inherent in the portfolio at June 30, 2001.

     The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to operating expense.

                      SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                                            Six Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                          2001            2000
                                                                     -------------    -------------
                                                                              (In thousands)
Allowance for loan losses
   (beginning of period)........................................     $      11,433    $       8,315
Loans charged off:
   Commercial, financial, agricultural,
     municipal and industrial development.......................              (246)            (189)
   Real estate - construction...................................              (655)               -
   Real estate - mortgage
     One- to four-family residential............................               (34)             (27)
     Multi-family and commercial................................                (3)               -
   Consumer and other...........................................               (61)            (116)
                                                                     -------------    -------------
Total loans charged off.........................................              (999)            (332)
                                                                     -------------    -------------

Recoveries of loans previously charged off:
   Commercial, financial, agricultural,
     municipal and industrial development.......................                37                7
   Real estate - construction...................................                 -                -
   Real estate - mortgage
     One- to four-family residential............................               159               12
     Multi-family and commercial................................                31                -
   Consumer and other...........................................                 7               13
                                                                     -------------    -------------
Total recoveries................................................               234               32
                                                                     -------------    -------------

Net loans charged off...........................................              (765)            (300)
                                                                     -------------    -------------
Provision for loan losses.......................................             1,700            1,565
                                                                     -------------    -------------
Allowance for loan losses (end of period).......................     $      12,368    $       9,580
                                                                     =============    =============
Loans outstanding:
    Average.....................................................     $     877,730    $     666,929
    End of period...............................................           884,585          703,765

Ratios:
   Net charge-offs to average loans outstanding.................              0.09%            0.05%
   Net charge-offs to provision for loans losses................             45.00            19.23
   Provision for loan losses to average loans outstanding.......              0.19             0.23
   Allowance for loan loss to total loans outstanding...........              1.40             1.36

     Deposits. Total deposits increased $14 million, or 2%, during the first six months of 2001. Certificates of deposit decreased $17 million as we lowered rates on these accounts. NOW, savings and money market accounts increased by $27 million, or 12%, during the first six months of 2001 as we promoted these core deposit accounts. Non-interest bearing deposits increased by $4 million, or 5%, to $90 million at June 30, 2001. We have been successful in expanding our deposit base while maintaining our focus on personal service. Our lending officers have increased commercial deposits while our retail banking staff continues efforts to increase our core deposits.

     The following table summarizes deposits as of the dates indicated:

                                         DEPOSIT LIABILITY COMPOSITION

                                        June 30,                  December 31,                 June 30,
                                          2001                        2000                       2000
                               -------------------------    -------------------------   ------------------------
                                                Percent                      Percent                     Percent
                                   Amount      of Total        Amount       of Total        Amount      of Total
                               -------------   --------     -------------   --------    -------------   --------
                                                               (Dollars in thousands)
Demand deposits..............  $      89,571     10.27%     $      86,012     10.02%           65,925     10.31%
NOW accounts.................         34,147      3.92             32,802      3.83            17,831      2.79
Money market accounts........        191,573     21.97            173,602     20.23           153,292     23.97
Savings deposits.............         36,207      4.15             28,238      3.29            13,264      2.07
Certificates of deposit......        373,828     42.88            413,163     48.15           302,273     47.28
Certificates of deposit
   over $100,000.............        100,741     11.56             78,710      9.17            62,523      9.78
IRA certificates.............         45,743      5.25             45,557      5.31            24,298      3.80
                               -------------   -------      -------------   -------     -------------   -------
     Total deposits..........  $     871,810    100.00%     $     858,084    100.00%    $     639,406    100.00%
                               =============   =======      =============   =======     =============   =======

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

     Liquidity Management. Long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base has been attributable to acquisitions, as well as internally generated through product pricing and product development. During the six months ended June 30, 2001 and the year ended December 31, 2000, both of these elements contributed to developing and maintaining long-term liquidity. Our capital position has been maintained through earnings retention and raising of capital. See "- Capital Resources."

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

     We anticipate continued loan demand in our market area as banking industry consolidation continues. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We have a $200 million secured credit facility with the Federal Home Loan Bank, under which $146 million and $143 million was outstanding at June 30, 2001 and December 31, 2000, respectively.

     Short-term borrowings decreased $31 million during the first half of 2001 while long-term borrowings increased $35 million. We continue to utilize Federal Home Loan Bank borrowings to fund loan growth while systematically building our deposit base. We anticipate similar use of the Federal Home Loan Bank facility in the foreseeable future.

     We experienced net growth in assets and deposits of 2% during the first six months of 2001. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank, federal funds purchased and brokered certificates of deposit as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity in view of expected future needs.

     Capital Resources. Total shareholders' equity was $84 million at June 30, 2001, compared to $78 million at year-end 2000. The increase in total equity was the result of earnings retention and an increase of $1.4 million in net unrealized gains on available-for-sale securities.

     Our capital requirements historically have been financed through offerings of debt and equity securities, retained earnings and borrowings from a commercial bank. The principal amount of our term loan was $12.6 million as of June 30, 2001, and matures in November 2001. Allegiant Bank also utilizes its borrowing capacity with the Federal Home Loan Bank.

     We previously have purchased brokered certificates of deposit in order to fund loan growth and meet other liquidity needs. At June 30, 2001, we had no brokered deposits outstanding. We may use brokered deposits in the future as a source of liquidity.

     Dividends paid during the second quarter of 2001 were $0.06 per share, an increase of 9% compared to the $0.055 per share paid in April 2001 for the second quarter of 2001. Our dividend payout ratio was 19% for the first half of 2001.

     We also analyze our capital and the capital position of our bank in terms of regulatory risked-based capital guidelines. This analysis of capital is dependent upon a number of factors, including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions. Our management believes that, as of June 30, 2001, we and our subsidiaries met all capital adequacy requirements. We will seek to maintain a strong equity base while executing our controlled expansion plans.

     As of June 30, 2001, December 31, 2000 and June 30, 2000, Allegiant's and Allegiant Bank's capital ratios were as follows:

                                     June 30, 2001              December 31, 2000              June 30, 2000
                               -------------------------    -------------------------    -------------------------
                               Allegiant  Allegiant Bank    Allegiant  Allegiant Bank    Allegiant  Allegiant Bank
                               ---------  --------------    ---------  --------------    ---------  --------------

Total capital
   (to risk-weighted assets).    11.01%       11.80%         10.79%       11.65%           9.47%        11.00%
Tier 1 capital
   (to risk-weighted assets).     9.75        10.54           9.53        10.40            8.12          9.74
Tier 1 capital
   (to average assets).......     7.86         8.48           8.71         9.50            6.93          8.33

     In order to finance the cash consideration to be paid in the Southside acquisition and related costs of approximately $6 million, we intend, shortly prior to the merger, to sell approximately $30 to $35 million of trust preferred securities and to borrow up to $35 million from a bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2001 annual meeting of shareholders was held on April 19, 2001. Of 8,943,300 shares issued, outstanding and eligible to be voted at the meeting, holders of 7,388,530 shares, constituting a quorum, were represented in person or by proxy at the meeting. One matter was submitted to a vote of the security holders at the meeting.

1. ELECTION OF CLASS I DIRECTORS. The only matter submitted was the election of four Class I director nominees to our board of directors, each to continue in office until the year 2004. Our Articles of Incorporation, as amended, allow cumulative voting in all director elections and all shareholders were accordingly allowed to cumulate their votes for directors if they so desired. Upon tabulation of the votes cast, it was determined that all four director nominees had been elected. The voting results are set forth below:

        NAME                                    FOR             AGAINST             WITHHELD
        ----                                    ---             -------             --------
        Kevin R. Farrell                     7,314,919             0                 73,610
        Richard C. Fellhauer                 7,278,709             0                109,821
        Robert E. Wallace, Jr.               7,320,997             0                 67,532
        Lee S. Wielansky                     7,323,014             0                 65,515

     Because our company has a staggered board, the terms of office of the following named Class II and Class III directors, who were not up for election at the 2001 annual meeting, continued after the meeting:



           CLASS II (TO CONTINUE IN OFFICE UNTIL 2002)
           -------------------------------------------
           Robert L. Chambers
           Leland B. Curtis
           Shaun R. Hayes
           John L. Weiss

           CLASS III (TO CONTINUE IN OFFICE UNTIL 2003)
           --------------------------------------------
           Leon A. Felman
           Michael R. Hogan
           Marvin S. Wool
           C. Virginia Kirkpatrick

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits: See Exhibit Index attached hereto.

       b) Reports on Form 8-K:

          We filed a current report on Form 8-K on May 7, 2001 to report under item 5, our execution of a definitive agreement to merge with Southside Bancshares Corp.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report in his dual capacities as a duly authorized officer of the registrant and also as the registrant's Chief Financial Officer.

                                    ALLEGIANT BANCORP, INC.
                                     (Registrant)



August 14, 2001                  By: /s/ Thomas A. Daiber
                                    -----------------------------------------
                                    Thomas A. Daiber, Senior Vice President
                                    and Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION
-----------   -----------

   11.1       Computation of Earnings Per Share